Form 10QSB
period 1999-06-30
PANORAMIC CARE SYSTEMS INC
filed 1999-08-20
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                     June 30, 1999
                 --------------------------------------------------------------

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from                      to
                              -------------------------------------------------

Commission File Number                          333-76427
                      ---------------------------------------------------------

                          Panoramic Care Systems, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          84-1165714
-----------------------------------            --------------------------------
      (State of Incorporation)                     (IRS Employer ID Number)

5181 Ward Road                                 Wheat Ridge,   CO        800033
----------------------------------------       --------------------------------
(Address of principle executive offices)          (city)   (state)  (zip code)

                                 (303) 422-3886
             -------------------------------------------------------
                Registrant's telephone number including area code

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES                NO   X
                             -------           -------

Transitional Small Business Disclosure format (check one):

                          YES                NO   X
                             -------           -------

The number of shares outstanding of the Registrant's $0.001 par value common stock on August 17, 1999 was 4,875,000.

                          PANORAMIC CARE SYSTEMS, INC.

                                TABLE OF CONTENTS


                                                                            Page No.
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements                                       3 - 7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8 - 11

PART II. OTHER INFORMATION ITEM                                                13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          PANORAMIC CARE SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                          JUNE 30,             DECEMBER 31,
                                                                            1999                  1998
                                                                          ---------            ------------
                                                                         (Unaudited)
                                                 ASSETS

CURRENT ASSETS
   Cash and equivalents                                                $     568,979       $     350,122
   Accounts receivable:
    Trade, net of allowance for doubtful accounts                             50,670                -
    Subscription Receivable                                                     -                 99,400
   Prepaid expense and other                                                  34,659                -
                                                                        ------------        ------------
                         Total current assets                                654,308             449,522

PROPERTY AND EQUIPMENT, AT COST:                                             126,710              45,282
                                                                        ------------        ------------

   Less accumulated depreciation                                             (43,011)            (35,011)
                                                                        ------------        ------------
       Net property and equipment                                             83,699              10,271

CAPITALIZED SOFTWARE COSTS, net of accumulated
amortization of $19,800 and $0, respectively                                 369,836              75,000

TOTAL ASSETS                                                           $   1,107,843       $     534,793
                                                                        ------------        ------------
                                                                        ------------        ------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                            $      55,076       $      32,257
   Deferred revenue                                                           10,890                -
                                                                        ------------        ------------
       Total current liabilities                                              65,966              32,257

STOCKHOLDERS' EQUITY
   Common stock, par value $.001 per share;
   authorized 50,000,000 shares; 4,710,000 and
3,016,000 issued and outstanding June 30, 1999 and
December 31, 1998, respectively                                                4,710               3,016
     Additional paid-in capital                                            2,303,071           1,202,765
     Accumulated deficit                                                  (1,265,904)           (703,245)
                                                                        ------------        ------------
       Total stockholders' equity                                          1,041,877             502,536
                                                                        ------------        ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                   $  1,107,843         $   534,793
                                                                        ------------        ------------
                                                                        ------------        ------------



    The accompanying notes are an integral part of the financial statements.

                           PANORAMIC CARE SYSTEMS, INC

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                1999              1998            1999            1998
                                         ------------      ------------    ------------     ------------
REVENUES:
  Software license fees                 $      36,190     $        -      $     36,190      $    -
  Royalties                                      -               11,348                           21,008
  Consulting fees                                -                7,941                            7,941
  Other                                          -                  713            -                 713
                                         ------------      ------------    ------------      -----------
    Total revenues                             36,190            20,002          36,190           29,662

OPERATING EXPENSES
  Cost of Sales                                36,796              -             36,796             -
  Salaries                                    157,205            50,000         207,114          100,000
  Management fee                                 -                5,641            -              11,741
  Consulting fees                              30,783               -            52,859             -
  Recruiting fees                                -                  -            60,500             -
  Other general and administrative            198,318             2,639         244,669            5,032
                                         ------------      ------------    ------------      -----------
                                              423,102            58,280         601,938          116,773

Operating loss                               (386,912)          (38,278)       (565,748)         (87,111)

OTHER INCOME (EXPENSE):
  Interest income                                 549             -               3,089            -
                                         ------------      ------------    ------------      -----------

NET INCOME (LOSS)                       $    (386,363)    $     (38,278)  $    (562,659)    $    (87,111)
                                         ------------      ------------    ------------      -----------
                                         ------------      ------------    ------------      -----------

BASIC AND DILUTED LOSS
   PER COMMON SHARE:                    $       (0.12)    $       (0.02)  $       (0.18)    $      (0.04)
                                         ------------      ------------    ------------      -----------
                                         ------------      ------------    ------------      -----------

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                          3,200,000         2,000,000       3,158,000        2,000,000
                                         ------------      ------------   -------------     ------------
                                         ------------      ------------   -------------     ------------


    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,

                                                                                              1999                   1998
                                                                                       -------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                                             $     (562,659)        $     (87,111)
 Adjustments to reconcile net loss to net cash from operating activities:
    Contributed services                                                                        -                   68,500
    Depreciation & software amortization                                                      27,800                 4,750
    (Increase) decrease in accounts receivable                                               (50,670)                9,640
    Increase in prepaid expenses                                                             (34,659)                 -
    Increase in accounts payable                                                              22,819                 3,800
    Increase in deferred revenue                                                              10,890                  -
                                                                                       -------------         -------------
Net cash provided by (used in) operating activities                                         (586,479)                 (421)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property plant and equipment                                                  (81,428)                 -
   Capitalized software costs                                                               (214,636)                 -
                                                                                       -------------         -------------
Net cash used in investing activities                                                       (296,064)                 -

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net of offering costs                           1,002,000                  -
   Stock subscriptions receivable                                                             99,400                  -
                                                                                       -------------         -------------
  Net cash provided by financing activities                                                1,101,400                     -

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              218,857                 (421)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                    350,122                   741
                                                                                       -------------         -------------

CASH AND EQUIVALENTS, END OF PERIOD                                                   $      568,979        $          320
                                                                                       -------------         -------------
                                                                                       -------------         -------------

    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION - BASIS OF PRESENTATION

     The accompanying financial statements of Panoramic Care Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999 and the statements of operations for the three and six months ended June 30, 1999 and 1998, and the statements of cash flows for six months ended June 30, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's prospectus filed on June 24, 1999 with the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of information contained therein. The results of operations for the six month periods ending June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.

2.   TRADE RECEIVABLES

     The following information summarizes trade receivables:

                                                            JUNE 30,           DECEMBER 31,
                                                             1999                 1998
                                                          ----------          -----------
          Accounts Receivable                                50,670                -
            Less allowance for doubtful accounts           (    -  )               -
                                                          ----------          -----------
                                                         $   50,670          $     -
                                                          ----------          -----------
                                                          ----------          -----------

     The Company had one distributor, which comprised 100% or more of the quarterly sales through the period ending June 30, 1999.

3.   REVENUE RECOGNITION

     The Company recognizes software license fees revenue at the time the product is installed at the customers site. During the period ending June 30, 1999, two installations were completed, and software license and maintenance agreement fees for the period were $36,190. The Company had a backlog of $55,890 for software not yet installed at a customer site. Revenue from support and software maintenance agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period of twelve months. At the end of June 30, 1999 the Company had deferred revenue of $10,890 associated with software maintenance agreements. The Company recognizes revenues from consulting services when such services are provided. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred.

4.   NET INCOME (LOSS) PER SHARE

     Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

     Options to employees to purchase 455,000 and warrants to purchase 540,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 1999.

                           FORWARD-LOOKING STATEMENTS

          Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and
     Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion and analysis of Panoramic Care Systems, Inc. financial condition and results of operations for the three months and six months ended June 30, 1999 and 1998. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Financial Statements and the Company's Prospectus dated June 24, 1999 which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

          The company sells computer software and provides consulting services to healthcare professionals to assist in identifying, estimating, and managing costs and expenses related to the provision of patient care services in extended stay healthcare facilities. The computer software uses patient symptoms to develop a detailed treatment plan and forecast expected costs of treatment to the healthcare provider.

          In the second quarter of 1999 Panoramic completed the beta testing of "Pathfinder SC", formerly "Panoramic Care Post Acute Manager", and released the product for sale. The Company was able to complete its first sales and installations of the product, even though there was a delay in completing the contractual agreement with a second distributor. Subsequent to the end of the second quarter, the Company has announced that it has signed a distribution agreement with Solomon Healthcare consulting. Solomon Healthcare Consulting is a nationally recognized consulting firm specializing in consulting and management services for long term care providers. They have earned a national reputation for providing high quality professional services to skilled nursing facilities, home health agencies, and health care vendors by producing positive financial and operational results. Panoramic and Solomon will be positioned to assist skilled nursing facilities and other long term care providers to succeed under the challenges faced by today's health care environment such as Medicare's Prospective Payment System.

          Panoramic developed Pathfinder SC with the aim of: (i) automating access to all pertinent guidelines; (ii) providing standardized guidance as to when and where to most appropriately deliver each service a patient requires; and (iii) automating the documentation to assure timely reimbursement and compliance.

          Panoramic is attempting to achieve four goals with this product:

               1. Minimize costs by effectively managing the clinical services delivered;

               2. Reduce the administrative time associated with regulatory and guideline compliance;

               3. Provide users with the ability to accurately diagnose and track services delivered to assist in delivering adequate quality of care, efficiently; and

               4. Enable the sharing of information between care-giving facilities.

          Our limited operating history and the early stage of development in the markets for our software makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by companies at early stage development. We may not be successful in addressing these risks and difficulties.

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

          Net revenue for the three months ended June 30, 1999 was $36,190. This was an increase of $16,188 or 81% from $20,002 in the three months ended June 30, 1998 The increase is associated with the release of Pathfinder SC in the quarter and the installation at two sites during the quarter, including software maintenance fees. Contribution to the increase in sales includes the addition of one software distributor who was trained on the installation of the software package. For the quarter ending June 1999 the Company experienced sales growth of $39,190 compared to no software license fee revenue during the first quarter. The Company's revenues in previous quarters were mainly derived from royalties and consulting fees versus software licensing fees in 1999.

          Cost of Revenues in the current quarter was 102% of revenue ($36,796) compared to ($0) for the three months ended June 30, 1998. It is anticipated that the cost of revenues will improve as training of new system installers is completed and they become more familiar with installation of new systems.

          General and Administrative Expenses (G&A) increased $328,026 or 568% from $58,280 in 1999 to $386,306 for the quarter ending June 1999. Salaries increased $107,205 from $50,000 in 1998 to $157,205 in 1999. This increase in G&A expenses and salaries is associated with the hiring of additional personnel and relocation to new office facilities in anticipation of the release of Pathfider SC. Consulting fees increased $30,783 in 1999 compared to $ 0 in the same period in 1998. This is the result of the Company utilizing outside services relating to the growth and financing of the Company. Other general and administrative expenses increased $195,679 in 1999 from $2,639. The increased expenditure is the result of marketing costs and amortization of software costs

          Interest income increased $549 in the three months ended June 30, 1999 from $ 0 in 1998 to $549 in 1999. This increase in interest income is attributed to the initial public offering in the quarter.

          Net Loss was $386,363 for the three months ended June 30, 1999, compared to $38,278 net loss for the same period in 1998, or an increase of $348,085 loss over the same period. The net losses are associated with the increased G&A necessary to maintain a continued quarterly sales growth rate with the rollout of the new software products. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

            RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

          Net revenue for the six months ended June 30, 1999 was $36,190 compared to revenues of $29,662 for the same period in 1998. This represents an increase of $6,528 or 22% over the six month ending June 30, 1998. The increase is associated with delivery of the Pathfinder SC software and installation of the product in two skilled nursing facilities in the first six months of 1999.

          Cost of Revenues was $36,796 or 102% of revenue compared to $0 for the six months ended June 30, 1998. It is anticipated that cost of revenues will improve through the remainder of the fiscal year as installations grow and the resellers have more experience with the installation process.

          General and Administrative Expenses (G&A) increased $448,369 or 384% from $116,773 for the first six months in 1998 to $565,142 for the same six months period in the 1999. Salaries increased $107,114 from $100,000 in 1998 to $207,114 in 1999. This increase is associated with the addition of professional staff in Q1 and Q2 required to meet the ramp of the Company's anticipated sales growth rates and continued product development. This represents 37% of the total expenses for the six months. Recruiting and consulting fees totaled $113,359 for the six months compared to $ 0 in the previous period in 1998. This increase is associated with the recruitment of a new CEO, Vice President Sales and Marketing, Director of Technical Support, and the use of consulting service to fill roles schedule to be added in the future. Other general and administrative expense increased $239,637 from $5,032 in the 1998 period compared to total expenses of $244,669 year to date. The increase in SG&A is attributed to the Company's intentional plan to expand the sales volume of the Company's software products requiring the addition of personnel and primarily consists of marketing costs and amortization of software development costs.

          Interest income increase $3,089 in the six months ended June 30, 1999 from $0 in 1998. This increase in interest income is attributed to the completion of the private placements and the initial public offering in the first six months of 1999.

          Net loss totaled $ 562,659 for the six months ended June 30, 1999, compared to $87,111 net loss for the same period in 1998, an increase of $475,548 net loss over the same period. The net loss is associated with the increased G&A necessary to ramp quarterly sales growth rate. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter the Company completed a $92,000 private placement of 184,000 shares of the Company's common stock, all at a price of $.50 per share to officers, directors, key employees, consultants and friends of the Company. The Company received $71,975 from the offering net of offering costs of $20,025.

          In June 1999, the Company completed its initial public offering of 1,100,000 shares of the Company's common stock at an offering price of $1.00 per share. As part of the initial public offering the holders of the $100,000 8% convertible notes, at their option, converted the notes into 100,000 shares of common stock at $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 165,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. The net cash proceeds to the Company from the initial public offering were approximately $930,025 after payment of expenses of approximately $168,000.

          Net proceeds from the issuances by the Company for the above listed offerings were approximately $1,002,000.

          As a result of the private placement and the Company's IPO in June 1999, the Company's cash position increased by $218,857 since December 31, 1998 and its working capital increased from $417,265 at December 31, 1998 to $588,342 at June 30, 1999. The Company has incurred losses since inception. In addition to having to rely upon cash generated from operations, the Company has had to rely upon the sale of equity securities for cash required for administration, research and development, capital improvements, sales and marketing programs and advertising, among other things. Management anticipates to continue to incur losses and to increase its accounts receivables as the growth of sales is expected to continue with the installation of new systems. Management believes that its current cash position and the anticipated receipts will be sufficient to meet its working capital needs for the foreseeable future. If, however, cash flow is insufficient to cover cash expenditures, the Company will have to continue to rely upon equity and debt financing during such period. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or particular period or, if available, that it can be obtained on terms satisfactory to the Company.

          The Company currently has 490,000 stock options and 540,000 warrants outstanding. All the options and warrants are exercisable at a price of at least, $1.00 per share. If all stock options and warrants were exercised, the Company would receive proceeds of $1,030,000. All of these funds would be available to the Company as working capital.

Cash Flow

          During the six months ended June 30, 1999, cash increased by $218,857. Net cash used in operating activities for the six months ended June 30, 1999 was $586,479 compared to $421 for the six months ended June 30, 1998. The increase of $586,058 was primarily due to an increase in the net loss. This resulted from additional employees hired to continue software development, support and sales of the new product, as well as primarily marketing costs.

          Net cash used in investing activities for the six months ended June 30, 1999 was $296,064 compared to $0 for the comparable period in 1998. The increase was due primarily from the capitalization of software development costs totaling $214,636 associated with the completion of the PCM software. Additionally, the company acquired $81,428 in property plant and equipment for new office space.

          Net Cash provided from financing activities for the six months ended June 30, 1999 was $1,101,400 compared to $0 for the same period in 1998. This increase is associated with the private placements, initial public offering and collection of stock subscription receivable.

          The Company will continue to capitalize software development costs consistent with its strategy of the development of the software for the marketplace.

IMPACT OF THE YEAR 2000 ISSUE

          The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     State of Readiness

          All Panoramic products and upgrades will be Year 2000 compliant. Panoramic, however, may be affected by Year 2000 issues related to non-compliant internal systems developed by third party vendors. Panoramic has reviewed its internal systems, including its accounting system, and has found them to be Year 2000 compliant. Panoramic is not currently aware of any Year 2000 problem relating to any of its internal, material systems. Panoramic does not believe that it has any material systems that contain embedded chips that are not Year 2000 compliant.

          Management believes that absent a systemic failure outside the control of Panoramic, such as a prolonged loss of electrical or telephone service, Year 2000 problems at third parties will not have a material impact on Panoramic. Panoramic has no contingency plan for systemic failures such as loss of electrical or telephone services. Panoramic's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Panoramic has no other contingency plans or intention to create other contingency plans.

     Cost Associated With Year 2000 Compliance

          Panoramic does not separately track expenditures relating to Year 2000 compliance. Such expenditures are primarily absorbed within the product development organization. Based on its overall development expenditure and the amount of time people in the organization are spending on Year 2000 compliance, Panoramic believes that its spending on compliance to date has not been material.

          Any failure of Panoramic to make its products Year 2000 compliant could result in a decrease in sales of its products, an increase in allocation of resources to address Year 2000 problems of its customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by Panoramic's customers due to such Year 2000 problems. Failure of Panoramic's internal systems could temporarily prevent it from processing orders, issuing invoices, and developing products, and could require to devote significant resources to correcting such problems. To Panoramic's knowledge, however, the internal accounting systems have been attested by the suppliers as Year 2000 compliant. Due to the general uncertainty inherent in the Year 2000 computer problem resulting from the uncertainty of the Year 2000 readiness of third party suppliers and vendors, Panoramic is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its business, results of operations, and financial condition.

PART II - OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS

            Not applicable

  Item 2.   CHANGES IN SECURITIES

            Not applicable

  Item 3.   DEFAULTS UPON SENIOR SECURITIES

            Not applicable

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

  Item 5.   OTHER INFORMATION

            Not applicable

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

            a)   Exhibits

                 27       Financial Data Schedule.

            b)   Reports on Form 8-K.
                 During the quarter covered by this report, the Company filed the following reports on Form 8-K.

                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             (Registrant)



Date: August 20, 1999                        /s/ William M. Hunter
     -------------------------------         -----------------------------------
                                             William M. Hunter
                                             President, Chief Executive Officer

Date: August 20, 1999                        /s/ Kent A. Nuzum
     -------------------------------         -----------------------------------
                                             Kent A. Nuzum
                                             Chief Financial Officer