Form 10QSB
period 1999-09-30
PANORAMIC CARE SYSTEMS INC
filed 1999-11-22
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For Period Ended    September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission File Number   333-76427


                          Panoramic Care Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       84-1165714
      --------------------------                      ------------------------
       (State of Incorporation)                       (IRS Employer ID Number)

5181 Ward Road                                         Wheat Ridge, CO 80033
----------------------------------------              ------------------------
(Address of principle executive offices)              city) (state) (zip code)

                                 (303) 422-3886
               ---------------------------------------------------
                Registrant's telephone number including area code



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES      NO X
                                 ---     ---

Transitional Small Business Disclosure format (check one):

                              YES      NO X
                                 ---     ---

The number of shares outstanding of the Registrant's $0.001 par value common stock on November 15, 1999 was 4,875,000.

                          PANORAMIC CARE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                          Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                     3 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8 - 12

PART II. OTHER INFORMATION ITEM                                              13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          PANORAMIC CARE SYSTEMS, INC.

                                 BALANCE SHEETS

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   1999              1998
                                                               ------------      ------------
                                                               (Unaudited)
                                            ASSETS

CURRENT ASSETS
     Cash and equivalents                                      $    283,238      $    350,122
     Accounts receivable:
        Trade, net of allowance for doubtful accounts                84,080                --
        Subscription Receivable                                          --            99,400
     Prepaid expense and other                                       27,856                --
                                                               ------------      ------------
                           Total current assets                     395,174           449,522

PROPERTY AND EQUIPMENT, AT COST:                                    139,189            45,282

     Less accumulated depreciation                                  (55,761)          (35,011)
                                                               ------------      ------------
         Net property and equipment                                  83,428            10,271

CAPITALIZED SOFTWARE COSTS, net of accumulated
amortization of $57,874 and $0, respectively                        433,963            75,000
                                                               ------------      ------------

TOTAL ASSETS                                                   $    912,565      $    534,793
                                                               ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                  $    135,626      $     32,257
     Accrued payroll                                                 29,675
     Other accrued liabilities                                       13,359
     Deferred revenue                                                 7,920                --
                                                               ------------      ------------
         Total current liabilities                                  186,580            32,257

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share;
      authorized 50,000,000 shares; 4,875,000 and
      3,016,000 issued and outstanding September 30, 1999
      and December 31, 1998, respectively                             4,875             3,016
       Additional paid-in capital                                 2,382,076         1,202,765
       Accumulated deficit                                       (1,660,966)         (703,245)
                                                               ------------      ------------
         Total stockholders' equity                                 725,985           502,536
                                                               ------------      ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                       $    912,565      $    534,793
                                                               ============      ============


    The accompanying notes are an integral part of the financial statements.

                                  PANORAMIC CARE SYSTEMS, INC

                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                               1999            1998            1999            1998
                                           ------------    ------------    ------------    ------------
REVENUES:
    Software license fees                  $     39,970    $         --    $     76,160    $         --
    Royalties                                       894           4,399             894          30,247
    Consulting fees                                  --          14,048                          21,989
    Other                                            --              --              --             713
                                           ------------    ------------    ------------    ------------
      Total revenues                             40,864          18,447          77,054          52,949

OPERATING EXPENSES
    Cost of Sales                                10,822          25,448          47,618          32,899
    Salaries and benefits                       199,641          23,993         414,838          71,978
    Management fee                                   --          14,048              --          21,989
    Consulting fees                              11,670              --          64,529              --
    Recruiting fees                              18,460              --          78,960              --
    Software amortization                        38,074              --          57,874
    Other general and administrative            160,131           6,405         376,916          14,759
                                           ------------    ------------    ------------    ------------
                                                438,798          69,894       1,040,735         141,625

Operating loss                                 (397,934)        (51,447)       (963,681)        (88,676)

OTHER INCOME (EXPENSE):
    Interest income                               2,871              --           5,960              --
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS)                          $   (395,063)   $    (51,447)   $   (957,721)   $    (88,676)
                                           ============    ============    ============    ============

BASIC AND DILUTED LOSS
      PER COMMON SHARE:                    $      (0.08)   $      (0.03)   $      (0.25)   $      (0.04)
                                           ============    ============    ============    ============

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                            4,820,863       2,000,000       3,788,343       2,000,000
                                           ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   1999              1998
                                                                               ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (957,721)     $    (88,676)
  Adjustments to reconcile net loss to net cash from operating activities:
      Contributed services                                                               --            50,673
      Depreciation & software amortization                                           78,624             6,750
      (Increase) decrease in accounts receivable                                    (84,080)            9,640
      Increase in prepaid expenses                                                  (27,856)               --
      Increase in accounts payable                                                  104,264             7,817
      Increase in accrued liabilities                                                43,033            14,084
      Increase in deferred revenue                                                    7,025                --
                                                                               ------------      ------------
Net cash provided by (used in) operating activities                                (836,711)              288

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property plant and equipment                                      (93,907)           (4,641)
      Capitalized software costs                                                   (316,837)               --
                                                                               ------------      ------------
Net cash used in investing activities                                              (410,744)           (4,641)

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock, net of offering costs               1,081,171                --
      Stock subscriptions receivable                                                 99,400                --
                                                                               ------------      ------------
  Net cash provided by financing activities                                       1,180,571                --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (66,884)           (4,353)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           350,122             5,354
                                                                               ------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                                            $    283,238      $      1,001
                                                                               ============      ============


    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

     1.  INTERIM FINANCIAL INFORMATION - BASIS OF PRESENTATION

         The accompanying financial statements of Panoramic Care Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. The balance sheet as of September 30, 1999 and the statements of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for nine months ended September 30, 1999 and 1998, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's prospectus filed on June 24, 1999 with the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations and statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of information contained therein. The results of operations for the nine month periods ending September 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.

     2.  TRADE RECEIVABLES

         The following information summarizes trade receivables:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1999              1998
                                                ------------      ------------
Accounts Receivable                                   84,080                --
    Less allowance for doubtful accounts                 (--)               --
                                                ------------      ------------
                                                $     84,080      $         --
                                                ============      ============


         The Company in the third quarter had two installations that represented 64% and 31% of its quarterly sales. The company had five customers, which comprised 10% or more of the sales through the nine month ending September 30, 1999.

     3.  REVENUE RECOGNITION

         The Company recognizes software license fees revenue at the time the product is installed at the customer's site. During the three month period ending September 30, 1999, the Company completed two installations, and software license and maintenance agreement fees for the period were $39,970. The Company has installed for the nine months ending September 30, 1999 five systems for revenues of $76,160 for the period. Revenue from support and software maintenance agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period of twelve months. At the end of September 30, 1999 the Company had deferred revenue of $7,920 associated with software maintenance agreements. The Company recognizes revenues from consulting services when such services are provided. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred.

     4.  NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

         Options to employees to purchase 390,000 shares and warrants to purchase 540,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending September 30, 1999.

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

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following is a discussion and analysis of Panoramic Care Systems, Inc. financial condition and results of operations for the three months and nine months ended September 30, 1999 and 1998. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Financial Statements and the Company's Prospectus dated June 24, 1999 which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

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

              In the third quarter of 1999 the Company moved from development to the sales and marketing of the product to customers. During the quarter the Company signed two new contracts with marketing distribution companies that will sell the product to end users. Additionally the Company sold and installed two systems to end users. The Company during the quarter submitted a proposal to a large group purchasing organization for the installation of its software in the organization's institutions which will cover all fifty states in the United States. The proposal is still be reviewed by the organization and the Company is uncertain as to its success in this proposal. The Company's sales in the quarter did not meet its expectations and subsequent to the quarter end focused on building an internal sales force. The Company plans to hire additional sales personnel to aggressively market and sell its products

              Clients are searching for an integrated clinical and financial software solution. In response, the Company is exploring joint venture opportunities with financial software companies to enhance their clinical software. Many of the company's clients need to upgrade their hardware and networking capabilities in order to use the software. This is very time consuming and costly for clients. Panoramic is providing a "turn-key" system that includes the necessary hardware to run their software. The Company is also one of the first software companies to move into the wireless market. Wireless capabilities allow clients to network multiple PCs throughout a facility without running expensive cable and conduit.

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

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

              Net revenue for the three months ended September 30, 1999 was $40,864. This was an increase of $22,417 or 122% from $18,447 for the three months ended September 30, 1998 The increase is associated with the release of Pathfinder SC in the second quarter and the installation at two sites during the third quarter, including software maintenance fees. Contribution to the increase in sales was the direct result of the Company's direct sales efforts. The results from one software distributor has been disappointing and the Company is focusing its efforts on direct sales of its software products to end users. For the quarter ending September 1999 the Company experienced software sales of $39,970 compared to $36,190 software license fee revenue during the second quarter in 1999. The Company's revenues in previous quarters and previous years were mainly derived from royalties and consulting fees versus software licensing fees in 1999.

              Cost of Revenues in the current quarter was $10,822 or 27% of software revenue. It is anticipated that the cost of revenues will improve as training of new system installers is completed and they become more familiar with installation of new systems.

              General and Administrative Expenses (G&A) increased $383,531 or 863% from $44,445 in 1998 to $427,976 for the quarter ending September 30, 1999. Salaries and employee benefits increased $175,648 from $23,993 in 1998 to $199,641 in 1999. This increase in G&A expenses and salaries is associated with the hiring of additional personnel in the sales and support areas of the Company and relocation to new office facilities to assist in the ability of the Company to expand sales. Consulting and recruiting fees increased to $30,130 in 1999 compared to $ 0 in the same period in 1998. This is the result of the Company utilizing outside services relating to the growth and financing of the Company in addition to the addition of a software development individual in the third quarter through a recruiter. Software amortization increased to $38,074 from $ 0 in the same period in 1998. Other general and administrative expenses increased $153,727 in 1999 from $6,405 in 1998. The increased expenditure are mainly attributed to increased expenditures in the following areas: travel $48,193, business insurance $23,128, depreciation $10,767, printing expense $18,758, office leasing expense $11,424 and accounting fees of $7,081.

              Interest income increased $2,871 in the three months ended September 30, 1999 from $ 0 in 1998 to $2,871 in 1999. This increase in interest income is attributed to the initial public offering in the first quarter.

              Net Loss was $395,063 for the three months ended September 30, 1999, compared to $51,447 net loss for the same period in 1998, or an increase of $343,616 over the same period. The net losses are associated with the increased G&A necessary to maintain a continued quarterly sales growth rate after the rollout of the new software products. Losses are anticipated to continue through the current fiscal year due to expenditures necessary in attempting to leading sales growth rates.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

              Net revenue for the six months ended September 30, 1999 was $77,054 compared to revenues of $52,949 for the same period in 1998. This represents an increase of $24,105 or 46% over the nine month ending September 30, 1998. The increase is associated with delivery of the Pathfinder SC software and installation of the product in five skilled nursing facilities in the first nine months of 1999.

              Cost of Revenues was $47,618 or 63% of software revenue compared to $32,899 for the nine months ended September 30, 1998. It is anticipated that cost of revenues will improve through the remainder of the fiscal year as installations grow and the resellers have more experience with the installation process.

              General and Administrative Expenses (G&A) increased $884,391 or 813% from $108,726 for the first nine months in 1998 to $993,117 for the same nine months period in the 1999. Salaries and employee benefits increased $342,860 from $71,978 in 1998 to $414,638 in 1999. This increase is associated with the addition of professional staff in Q1 through Q3 required to meet the ramp of the Company's anticipated sales growth rates and continued product development. The Company added an additional software developer at the beginning of the third quarter. The salaries and employee benefits represents 39% of the total operating expenses for the nine months. Recruiting and consulting fees totaled $143,489 for the nine months compared to $0 in the previous period in 1998. This increase is associated with the recruitment of a CEO, Vice President Sales and Marketing, Director of Technical Support, software development person in the third quarter and the use of consulting service to fill roles schedule to be added in the future. Software amortization expense increased by $57,874 due to the release of the product versus $0 in 1998. Other general and administrative expense increased $362,158 from $14,759 in the 1998 period compared to total other general and administrative expenses of $376,916 for the nine months in 1999. The significant increases are attributed to increases over 1998 expenditures from office lease of $20,735, telephone expense $14,493, travel expenses of $92,109, marketing material & advertising expenditures of $126,236, trade show expense of $13,129, business labor of $13,140 and depreciation expense of $14,000. The increase in G&A is attributed to the Company's plan to expand the sales volume of the Company's software products requiring the addition of personnel and primarily consists of marketing costs and amortization of software development costs.

              Interest income increased $5,960 in the nine months ended September 30, 1999 from $0 in 1998. This increase in interest income is attributed to the completion of the private placements and the initial public offering in the second quarter of 1999.

              Net loss totaled $957,721 for the nine months ended September 30, 1999, compared to $88,676 net loss for the same period in 1998, an increased loss of $869,045 net loss over the same period. The net loss is associated with the increased G&A necessary to ramp quarterly sales growth rate. Losses are anticipated to continue through the current fiscal year due to expenditures leading sales growth rates.

     LIQUIDITY AND CAPITAL RESOURCES

              During the first quarter the Company completed a $92,000 private placement of 184,000 shares of the Company's common stock, all at a price of $.50 per share to officers, directors, key employees, consultants and friends of the Company. The Company received $71,975 from the offering net of offering costs of $20,025.

              During the second quarter consultants of the Company exercised a warrant to purchase 200,000 shares of the Company's Common stock all at a price of $.25 per share. The Company received $25,000 from the exercise of these warrants.

              During the second quarter the Company issued to the software developers 100,000 shares of the Company's common stock all at a price of $1.00 in exchange for services provided in development of the Company's software product. The $100,000 in costs were capitalized as software development costs.

              In June 1999, the Company completed its initial public offering of 1,100,000 shares of the Company's common stock at an offering price of $1.00 per share. As part of the initial public offering the holders of the $100,000 8% convertible notes, at their option, converted the notes into 100,000 shares of common stock at $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 190,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. In July 1999, the Company completed the green shoe for the IPO selling an additional 165,000 shares at a price of $1.00. The net cash proceeds to the Company from the initial public offering and the green shoe were approximately $954,195 after payment of expenses of approximately $305,805.

              Net proceeds from the issuances by the Company for the above listed offerings and warrant exercise were approximately $1,081,170.

              As a result of the private placement and the Company's IPO in June 1999, completion of the green shoe in July 1999 and the Company's expenditures, the cash position decreased by $66,884 since December 31, 1998 and its working capital decreased from $417,265 at December 31, 1998 to $205,594 at September 30, 1999. The Company has incurred losses since inception. In addition to having to rely upon cash generated from operations, the Company has had to rely upon the sale of equity securities for cash required for administration, research and development, capital improvements, sales and marketing programs and advertising, among other things. Management anticipates to continue to incur losses and to increase its accounts receivables as the growth of sales is expected to continue with the installation of new systems. Management has had to raise additional funds subsequent to September 30, 1999 to meet its current cash requirements and anticipates it may have to raise additional funds to meet its working capital needs in the future. If, cash flow is insufficient to cover cash expenditures, the Company will have to continue to rely upon equity and debt financing during such period. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or particular period or, if available, that it can be obtained on terms satisfactory to the Company.

              The Company currently has stock options to 390,000 and 540,000 warrants outstanding to purchase common stock. All the options and warrants are exercisable at a price of at least, $1.00 per share. If all stock options and warrants were exercised, the Company would receive proceeds of $1,030,000. All of these funds would be available to the Company as working capital.

     Cash Flow

              During the nine months ended September 30, 1999, cash decreased by $66,884. Net cash used in operating activities for the nine months ended September 30, 1999 was $836,711 compared to cash provided of $288 for the nine months ended September 30, 1998. The decrease of $836,999 was primarily due to an increase in the net loss. This resulted from additional employees hired to continue software development, support and sales of the new product, as well as primarily marketing costs.

              Net cash used in investing activities for the nine months ended September 30, 1999 was $410,744 compared to $4,641 for the comparable period in 1998. The increase was due primarily from the capitalization of software development costs totaling $316,837 associated with the completion of the PCM software. Additionally, the company acquired $93,907 in office and computer equipment for new office space and personnel.

              Net Cash provided from financing activities for the nine months ended September 30, 1999 was $1,180,571 compared to $0 for the same period in 1998. This increase is associated with the private placements, initial public offering, greenshoe, warrant exercise and collection of stock subscription receivable.

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


                                     (Registrant)



Date: November 19, 1999              /s/ Jill Flateland
     -----------------------         -------------------------------------
                                     Jill Flateland
                                     President, Chief Operating Officer


Date: November 19, 1999              /s/ Kent A. Nuzum
     -----------------------         -------------------------------------
                                     Kent A. Nuzum
                                     Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   27                    Financial Data Schedule