Form 10KSB40
period 1999-12-31
PANORAMIC CARE SYSTEMS INC
filed 2000-04-06
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                   For the fiscal year ended December 31, 1999

                                       Or

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        Commission file number: 333-76427


                          Panoramic Care Systems, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                         84-1165714
-------------------------------                     ----------------------------
(State or other jurisdiction of                     I.R.S. Employer I. D. Number
 incorporation or organization)

 5181 Ward Road, Wheat Ridge, Colorado                        80033
----------------------------------------                    ----------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:    (303) 422-3886
                                                        -------------

Securities registered pursuant to Section 12(b) of the Act:   None.
                                                              -----
Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.001 Par Value
                                                   -----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X .

        State issuer's revenues for its most recent fiscal year: $ 12,894
                                                                 --------

        Shares of common stock, $.001 par value, outstanding as of March 27, 2000: 4,875,000 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 2000, $16,123,250.

        Documents incorporated by reference:  None.

        Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                       ---   ---

                          Panoramic Care Systems, Inc.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


Part I                                                                                                    Page
------                                                                                                    ----
         Item 1.    Description of Business                                                                  3

         Item 2.    Description of Property                                                                 11

         Item 3.    Legal Proceedings                                                                       11

         Item 4.    Submission of Matters to a Vote of Security Holders                                     11


Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters                                12

         Item 6.    Management's Discussion and Analysis or Plan of Operation                               14

         Item 7.    Financial Statements                                                                    18

         Item 8.    Changes in and Disagreements with Accountants on Accounting                             17
                    and Financial Disclosure

Part III

         Item 9.    Directors and Executive Officers;                                                       19

         Item 10.   Executive Compensation                                                                  21

         Item 11.   Security Ownership of Certain Beneficial Owners and Management                          24

         Item 12.   Certain Relationships and Related Transactions                                          25

Part IV

         Item 13.   Exhibits and Reports on Form 8-K                                                        26

                          Panoramic Care Systems, Inc.
                                   FORM 10-KSB
                           FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         The Company was incorporated under the laws of the State of Colorado on September 4, 1990 under the name "FreeStyle Publications, Inc." The Company changed its name from "FreeStyle Publications, Inc." to "Panoramic Care Manager, Inc.," effective as of December 8, 1998. On April 27, 1999, the Company was reincorporated under the laws of the State of Delaware and the name was changed to Panoramic Care Systems, Inc.. The Company's principal office is located at 5181 Ward Road, Wheat Ridge, Colorado 80033. The Company's registered agent is located at 11350 West 72nd Place, Arvada, Colorado 80005. The Company has no subsidiaries.

         Initially, the Company's focus was on the provision of educational materials for a variety of facilities and institutions within the health care industry. More specifically, the Company developed and marketed educational materials for critical care health providers. In 1991, the Company began the development of a set of paper-based patient management tools under the name STATpath. STATpath is currently comprised of 32 binder-size printed volumes that cover 364 medical diagnoses and are based on 220 standards of practice. The Company's STATpath procedures take standard diagnoses and applies a critical path analysis to assure the right treatment is given at the right time to the right patient. STATpath "pathways" outline the specific treatments and procedures that should be followed given a particular diagnosis for each patient. Unlike traditional approaches, where a medical diagnosis is the basis of the pathway to be followed, the Company has developed a methodology and process--through computerization of STATpath components--where individual patient signs and symptoms trigger a treatment plan (often referred to as "interventions")--are the primary basis of determining the pathway to follow. This patient-driven clinical path approach was unique to STATpath. The STATpath data has now been converted to a set of database libraries called the Clinical Information Infrastructure ("CII") to form a foundation for the Company's software products.

NARRATIVE DESCRIPTION OF BUSINESS

HISTORY OF PANORAMIC AND INTEGRITY SOFTWARE DEVELOPMENT

         Development of a PC-based software application, Integrity - Patient Care Manager ("PCM") software, initially began in 1997. In August of 1998, the Company began beta testing the screening modules of its PCM Software at Alpine Living Center in Thornton, Colorado. In November of 1998, the Company also began beta testing its post-acute module for skilled nursing facilities at one such facility - Crestmount North in Lakewood, Ohio.

PCM FOR DISEASE MANAGEMENT

         A beta prototype of the Integrity - PCM product has been developed by the Company. The core functions of Integrity - PCM are described below:

1. Integrity - PCM provides assessment tools and staging criteria allowing for customized care. The application software product contains assessment tools to flag a patient's expected key problems and gauges the severity of each problem according to certain defined criteria.

2. The Integrity - PCM software assists in automating patient follow-up by creating and managing a schedule of patients due for follow-up. During interviews, the Integrity - PCM software provides a list of questions to ask the patient, based upon the patient's key problems and stages, and collects the information the patient provides. Based upon the answers received, the Integrity - PCM software is able to produce a list of interventions or an additional set of questions to help the interviewer assess severity. The Integrity - PCM software's questions and responses are built from medical and procedural tools frequently used in emergency departments. Three levels of referrals are built from each of the four algorithms for each disease process.

3. Once collected, the patient assessment data, including diagnosis and conditions, is utilized by the Integrity - PCM software to produce a least cost, clinically sound care plan and supporting clinical pathway. This core functionality provides the opportunity for development of application products for multiple health care market segments including but not limited to Long Term Care, Long Term Acute Care, Home Health Care, Hospitals, Integrated Delivery Systems, Managed Care and other risk bearing health care organizations.

4. The Integrity - PCM software contains more than 200 patient education topics that can be provided directly to the patient.

         All Integrity - PCM products are developed using Microsoft Solutions Framework ("MSF") methodology for managing the product life cycle. MSF defines four phases in the cycle: Product Vision; Product Specification; Development; and Stabilization/Roll-out.

         As the Integrity - PCM and other application products complete the Development Phase and enter the Stabilization/Roll-out Phase they face the risk of lower than anticipated market acceptance, risk of changes in market requirements or government regulations and the risk associated with the potential emergence of competitive products offering superior price or performance combinations.

STATUS OF PCM SOFTWARE DEVELOPMENT

         The Company released a product to the long term care market in the second quarter of 1999 and plans to release its second product, "Integrity - Long Term Acute Care", in the fourth quarter of 2000.

         The PCM Software has been developed from approximately 50 software libraries (libraries are a collection of tables or clinical data files such as a list of lab tests, medical diagnoses, billing codes, nursing care interventions, patient education, etc.). The Company's definition of its database elements and objects is referred to by management as the Integrity - PCM Software's CII.

         During 1999, the Company began deploying its first product via the new ultra-thin client technologies based on Microsoft WindowsTM 2000 Terminal Server and Citrix MetaFrameTM. These technologies allow the Company to deliver its offerings via the Internet from one central location, providing significant cost savings for the Company and its customers. This paradigm allows the Company to oversee all of a customer's information management needs, including hosting software applications, bandwidth provisioning, delivering integrated software solutions, processing transactions, and supplying support services. To provide a complete set of software solutions to its customers, the Company is partnering with other "best-of-breed" software providers and is integrating such solutions at a central server site. Over the medium to long-term, the Company wants to create additional software applications in the patient management area (referred to as disease management) as well as in the home health marketplace.

PRODUCTS AND SERVICES

         In information-intensive industries such as health care, information technology ("IT") is typically deployed via dozens to thousands of personal computers ("PCs") linked via local area networks ("LANs"), which may or may not be aggregated into an enterprise-wide network. In hospitals, LANs are likely at the department level, supported by a centralized Management of Information Services ("MIS") staff. In non-hospital venues such as skilled nursing facilities, rehabilitations centers, home health agencies, and physician offices, each facility runs its own LAN. If the facility is part of a chain of facilities, it may receive support from a distant, centralized MIS staff. Software applications are generally run on each individual PC, and shared applications are run on a server at each facility. Information aggregation at the enterprise level is typically primitive or non-existent.

         In recent years organizations have come to realize that the total cost of ownership ("TCO") of a distributed processing environment is very high. According to the Gartner Group the average cost of ownership for a networked PC is $10,000 per year when including hardware and software upgrades, training and troubleshooting. PCs remote from support staff, such as those in non-hospital facilities, are even more expensive.

         The Internet, together with new thin-client technologies, such as Microsoft Terminal Server and Citrix MetaFrame, are making it feasible to centralize applications in large, efficient data centers, while at the same time giving distributed users the same data access and capabilities they have always enjoyed while running their applications locally.

         Rather than sending actual data back and forth between client and server, the new thin-client technologies send only video screen changes from server to client and only key strokes and mouse clicks from client back to server. Therefore, bandwidth requirements are far less than in traditional client/server arrangements, and even less than in traditional HTML-based web surfing. Since the local client machine is not performing any data processing, it can be a relatively simple device, such as an older 386 or 486-class PC or one of the new-generation inexpensive network computer ("NCs"). Bandwidth provided to a single facility can be as little as an inexpensive ISDN or DSL line.

         Cost savings accrue from many angles. Hardware costs are lower, since an organization can begin using a new application without upgrading its PCs. Support costs are lower, since most application upgrades and other support can be performed once at the central server site rather than at each distributed facility. Organizations also benefit from increased reliability of backups, increased security, twenty four hours per day, seven days per week support (which may not have been feasible before), tighter integration of applications, and access to data from locations outside of the organization. Combining all these factors, early studies indicate deployment of such technology can result in TCO savings of as much as 60 percent.

         The adoption of these technologies represents a significant shift in IT. Large MIS shops are beginning to deploy terminal servers internally to their organizations while smaller organizations are beginning to contract with a new kind of company called an application service provider ("ASP") to host their applications on a subscription basis. Bank of America Securities analyst Paul J. Dravis forecasts that worldwide ASP revenues will grow from US$3.5 billion in 2000 to US$23 billion in 2003.

         Because of several factors which apply in the health care industry, the Company has identified a business model that offers even more value-added opportunities than that of an ASP. This model is that of an E-Solutions Provider ("ESP").

         In this role, the Company functions as the "general contractor" in transitioning all the necessary elements in an organization to the new cost-saving IT model and managing it thereafter. Centralized application hosting as described above is performed by the ASP role, which may be internal to the Company or sub-contracted to an arm's length third party. Internet connectivity will be provided by established carriers with installation coordinated by the Company.

         The Company believes that the key to long-term success in this business model is the quality and breadth of the industry-specific content/software applications, knowledge base, and the ability to provide transaction processing. This content consists of products developed by the Company and products from other sources that the Company seamlessly integrates with its own to provide a total solution for customers.

         The management of transactions with other organizations is another important part of the total picture. These involve electronic inputs to the organization, such as prescriptions and other orders from doctors, and outputs from the organization, such as electronic submission of government required forms and insurance claims.

         Under this model, the Company would also provide support services, which range from user training and help desk functions to highly value-added services such as information management consulting and bench marking among multiple facilities.

FUTURE DEVELOPMENTS

         The Company has identified other sectors of the health care industry that are impacted by the Balanced Budget Act, causing a need for increased productivity and further reduce costs. In the near term the Company will continue development of integrated e-solutions for Long Term Acute Care and Home Care market segments. Based on feedback from prospects and its' beta sites the Company is planning to expand the Long Term Care product - Integrity offering to include Accounts Receivable / Billing, General Financials, human resources, cost accounting and a health record.

         Given the adoption of ultra-thin terminal server technology, the Company is considering whether to provide ASP services directly, hosting its own software applications as well as complimentary applications from other health care information system vendors. Additionally, the lower bandwidth requirement opens up practical applications of wireless and hand-held input and output devices. These and other developments will be considered and pursued once clearly defined needs are identified.

THE MARKET FOR THE PRODUCT

MARKET

         The total market for health care information systems in the United States is forecast to be $21 billion in 2000. $8 billion of this total is forecast for the non-hospital portion of the market, where the Company is initially focusing.

         In broad terms, the Company's products and services provide customers a one-stop information management utility which includes software solutions unique to the client's health care setting, as well as applications applicable across settings. The Company's solutions are particularly well-suited to distributed information environments, such as multi-facility organizations (e.g., a chain of skilled nursing facilities), remote care givers (e.g., home health nurses) and integrated health networks where information must be collected from and shared with numerous locations.

         The Company's initial focus is on the skilled nursing care market, which has recently been driven to adopt drastic cost-cutting measures by the Medicare-mandated Prospective Payment System ("PPS"). This has accelerated the industry trend toward consolidation into chains, where centralized information management is imperative. It has also made it even more critical for health care providers to cut overhead costs and improve efficiency by adopting new technologies.

         In home health care, another of the Company's markets, it is necessary not only to manage information at a number of different office locations, but also from a number of different mobile home-visit nurses. The Company's solutions in this arena will include hand held, wireless Internet terminals, as well as the complete suite of software applications and management services necessary to provide a complete outsourcing package.

         The Company plans to serve integrated health care networks and physicians with a disease management system which provides proactive management of chronic diseases. This suite of products will use the extensive knowledge of symptomology embedded in the Company's proprietary libraries, and the capabilities of the Internet to collect and distribute information from widely dispersed sources. Service include follow-up management and patient/family education.

MARKETING PLAN AND STRATEGIES

MARKETING

         In April, 1999 the Company began selling the Integrity - Long Term Care application utilizing a three part market and sales strategy that included:

         o a direct sale force focused on national and regional chains that operate multiple Long Term Care facilities;

         o formation of strategic alliances with larger companies that currently sell software or management tools into the Long Term Care market; and

         o establishment of pricing and service agreements with Group Purchasing Organizations (GPO).

         Following this strategy, the Company entered into a non-exclusive distribution agreement with Solomon Health Care. The Company was successful in its discussions with Amerinet, a 12,000 member health care group purchasing organization. In addition, the Company is confident that discussions with several Long Term Care software companies regarding the cross marketing and/or private labeling of their respective application products will be finalized in mid 2000.

         In general, the Integrity-Long Term Care product received high marks in terms of functionality and level of integration from its beta sites. Lower than expected sales of the Integrity - Long Term Care product during 1999 is attributed to the following market and competitive conditions.

         o PPS Impact - During 1999 the Long Term Care industry was negatively impacted by implementation of the Prospective Payment System (PPS) whereby the payment for services was fixed based on diagnosis and RUGs category. The negative financial impact on Long Term Care providers caused a dramatic slow down in spending for capital items such as computer systems.

         o Single System Solution - While sales prospects rating of the Integrity product was high, in most instances considering it the best clinical application available, they indicated a strong preference for a single solution offering that included integrated clinical, AR/billing and financial applications.

         o Total Cost of Sale - Although Integrity - Long Term Care is competitively priced the decision to purchase generally include a need for either new hardware or an upgrade to existing hardware. In many instances the related hardware component placed the total cost of sale above the customer's budget.

         Based on these factors the Company will be adjusting its marketing and sales strategy to expand its product offering through acquisition and private labeling and deliver them via an Internet-based, ultra-thin client server platform. Distribution channels will be tightened to include arrangements with highly visible group purchasing organizations, Application Service Providers, consulting companies and providers themselves.

PRICING

         The Company's pricing strategy will continue to reflect market research and the pricing of competitive products within the respective health care market segments. The Company plans to take advantage of the Internet-based terminal server platform by moving towards a subscription pricing model that substantially reduces the customers purchase, support and maintenance and operating costs.

         U.S. sales efforts will be enhanced by selling directly to national and regional chains that operate a number of health care facilities. The Company's sales and marketing staff will be comprised of a number of individuals with clinical, technical, and financial backgrounds in order to assess aspects of a potential client's decision-making process.

         The Company will focus its Integrity - PCM software marketing efforts on managed care organizations, independent physician associations and physician practice management companies. The Company's strategy involves the formation of strategic alliances with larger companies that are currently selling software product or management tools into the post-acute health care market. Because of its limited resources, the Company proposes to take advantage of the existing infrastructure of these larger companies.

         The Company will enter into distribution agreements that will require the distributor to provide adequate resources to properly market and sell the PCM Software. Based on current negotiations, the Company expects to have between three and five non-exclusive distribution agreements in place before the end of 1999.

         Initially the Company currently markets its products through indirect channels (including large pharmaceutical organizations) and direct contact by sales representatives with management, consulting and professional organizations. The Company will support its direct sales professionals with marketing support employees specializing in the clinical, technical, and financial aspects of Integrity - PCM software application.

         The Company will also attempt to generate brand awareness through attendance at key health industry trade shows and through offering educational seminars on various topics related to using clinical, financial and administrative information in the post-acute health care industry.

         The Company has developed an end user pricing structure based on market research and the pricing of competitive products. The Company will continue to monitor competitors' pricing and the market's acceptance of Integrity - PCM software products and will make adjustments as required. Pricing to the Company's distributors and strategic partners is negotiated on an individual basis and is largely dependent on the sales that are anticipated from each distributor.

OPERATIONS

         The Company's quarterly operating results did not meet expectations and has caused the Company to refocus its direction. There are a number of reasons including the demand for an integrated clinical and financial product; a long sales cycle and the state of the industry, which is in a state of flux. Outsourcing non-core activities is a growing trend in today's health care marketplace. Growing regulatory pressures for cost containment are forcing the industry to re-focus itself on its core business of delivering care while outsourcing non-core activities such as IT.

         Instead of selling software, the Company is changing its direction to an e-services company to provide software and services to the health care industry over the Internet, using new ultra-thin client technologies. Ultra-thin client technology represents a paradigm shift in information technology (IT). It allows organizations to out source most or all IT functions and reduce their TCO by as much as 60 percent.

         The Company owns a large quantity of proprietary content in its Clinical Information Infrastructure libraries which, as part of its Internet software offerings, helps care givers streamline and standardize the delivery of care to cut costs and increase quality. We also believe it presents a significant barrier to entry for would-be competitors.

         The Company's business model builds recurring revenue streams through long-term service agreements, which gives the Company a high degree of predictability in its revenues. Because of the Company's central role in providing IT services to clients, it is in prime position to offer additional applications and services through the already-established "pipeline" of bandwidth to the customer.

         The Company's quarterly operating results may continue to vary through mid-2000 while the Company expands their services.

INTELLECTUAL PROPERTY

         Copyrights, Service Marks, Trademarks, and Patents

         The Company holds copyrights on various STATpath clinical path volumes filed with the United States Copyright Office on January 31, 1994, March 7, 1994, June 17, 1994 and July 22, 1994. The Company also holds registered copyrights on 26 audio cassette courses. Health Design Consultants became a service mark of the Company on August 12, 1997. The service number is 75-036,975 and the registration number is 2,088,282. STATpath is a non-registered trademark of the Company and has been in use since 1991. On March 2, 1998, Panoramic Care Manager was filed as a registered trademark of the Company, serial number 75/323044. The Company holds no patents, nor are any patents pending. The Company's management has obtained a preliminary opinion of legal counsel that its PCM Software may be able to be patented.

COMPETITION

         The software market outside of hospitals is highly fragmented. Many companies offer only a single product for a single task which forces organizations to purchase a variety of software solutions for financial, clinical, quality and administrative requirements. The Company's Integrity - PCM software integrates these requirements.

         At the beginning of 1998, most post-acute software was still available only for DOS or UNIX based computer operating systems, although some were converting to Microsoft Windows during 1998. Many small DOS-based companies are finding it prohibitively expensive to upgrade their customer base to a Windows-based product.

Skilled Nursing Facilities

         There are three major competitors in the skilled nursing industry:
QuickCare, Care Computer Systems and OmniCare.

         QuickCare - is a Windows-based integrated clinical and financial software package and is privately owned with headquarters in Dallas. It was founded in 1992 and its first product was a DOS-based clinical system released in October, 1995. In 1996 QuickCare rewrote its package to become Window/NT-based and merged with a financial software company to provide services to long-term care facilities and assisted living centers. They have grown the business in four major locations - Dallas, TX; Cleveland, OH; Los Angeles, CA; and Tampa, FL. Their installed base is about 600 facilities.

         QuickCare provides the minimum requirements for the Prospective Payment System and builds the plan of care based on the patient's medical diagnosis. There is also a pre-screening tool for determining reimbursement, but it does not connect to the calculator system (used by the Prospective Payment System) so the amounts need to be manually coordinated. The plan of care includes a long-term goal for each problem identified but there is no progression of outcomes so variances for quality assurance are not easily tracked. There is no clinical path component to lay out day-to-day or week-by-week care and there is no quality component.

         Care Computer Systems - is a privately held company headquartered in Bellevue, WA. The Care Computer Systems product is designed for subacute, long-term and home health care. The product includes Prospective Payment System requirements, care plans for 33 disease categories, cost analysis with payroll, general ledger, accounts receivable, accounts payable and dietary management. Home health does not yet include the required OASIS, which is an assessment tool used by the Health Care Financing Administration to determine the functionality of Medicare patients that require home health care. Care Computer is in the process of converting the system from DOS to Windows NT. Care Computer has the largest market penetration with just over 3000 facilities using their product. (a 6.3% market penetration.)

         OmniCare - is the only publicly held company in the post-acute market. OmniCare is a leading provider of professional pharmacy and related consulting services for nursing homes, retirement centers and other institutions. Of the four products acquired by OmniCare, two are written in DOS, one in FoxPro and one in Visual Basic.

PRODUCT DEVELOPMENT EXPENDITURES

         In 1999 the Company expended $488,340 for the development of its Integrity - PCM software. With these efforts the Company developed the first in a series of applications. The Company plans on continuing these development efforts with the PCM for disease management module scheduled to be rolled out in fourth quarter 2000.

CONCENTRATION OF SALES

         One customer accounted for more than 10% of the Company's total revenue or accounts receivables during the year ended December 31, 1999. In 1998 no one customer accounted for more than 10% of the Company's total revenue in 1998.

EMPLOYEES

         As of December 31, 1999, the Company had seven full-time employees. That number includes four engineers/technical support, one sales persons; and two administrative personnel. No employee is represented by a labor union and the Company believes its employees' relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains leased facilities in the locations listed below.

                                                                                               Current
                                                                      Square     Term of        Annual
           Function                          Location                  Feet       Lease       Lease Costs
           --------                          --------                  ----       -----       -----------
  Corporate Headquarters     5181 Ward Road, Wheat Ridge, Colorado     2,856    09/15/2000      $ 34,272

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 29, 1999 the Company completed a public offering of it common stock in Canada on the facilities of the Vancouver Stock Exchange ("VSE"). The price to the public in the initial public offering was $1.00 per share.

        The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Vancouver Stock Exchange now known as the Canadian Venture Exchange ("CDNX") for the past fiscal year is provided below. The figures shown below do not necessarily represent actual transactions:

                  1999 Fiscal Year                   High Bid           Low Bid
                  ----------------                   --------           -------
                  Fourth Quarter                     $    1.20          $   0.45
                  Third Quarter                      $    1.60          $   0.45
                  Second Quarter                     $    1.35          $   1.00

         There are approximately 450 holders of Common Stock of the Company as of March 30, 2000.

         The Company has never declared a dividend on its common stock and it intends, for the foreseeable future to retain all earnings, if any, for the development of its business opportunities. The payment of future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, future earnings, capital requirements, financial conditions and general business conditions.

         The transfer agent for the Company's common stock is Pacific Corporate Trust Co. 625 Howe Street, Suite 830 Vancouver, BC V6C3B8

RECENT SALES OF UNREGISTERED SECURITIES

         During the period the Company's incorporation through to the date of this annual report, the Company has issued the following shares, after giving effect to the December 4, 1998 stock split of 2,000 to 1:

                                                                  NUMBER OF          PRICE PER         TOTAL
                                             DATE               ISSUED SHARES          SHARE       CONSIDERATION
                                        -----------------       ---------------      ---------     -------------
Prior sales:                            September 4, 1990       2,000,000(1)(3)        $0.0005          $  1,000
                                        February 10, 1999       1,200,000(2)(3)        $  0.50          $600,000

(1) The Company issued 490 shares to Byron Flateland and 510 shares to Jill Flateland on incorporation for total aggregate cash consideration of $1,000. These shares were subject to a 2,000:1 share split effective December 4, 1998.

(2) The Company issued 1,200,000 shares to a total of 45 individuals at a price of $0.50 per share to raise seed capital of $600,000.

(3) The Company issued all presently outstanding shares in exempt transactions under Section 4(a) of the Securities Act of 1933 and Rule 504 of Regulation D, as no public offering was involved.

         o Pursuant to Rule 701 of the Securities Act of 1933, the Company has granted 380,000 options to purchase shares of common stock to its employees and to its non-employee director under the terms of the Company's Stock Option Plan.

         o Effective May 12, 1999 the Company issued convertible notes in the aggregate principal amount of $100,000. In consideration for making the loans, the Company granted to the holders a warrant to acquire one-quarter of a share of the Company common stock for each $1.00 loaned. Each warrant is exercisable at $1.00 per share during the first year of the warrant and $1.15 per share during the second year. These securities were issued under Regulation S.

         o Pursuant to Rule 504 of Regulation D, the Company issued 100,000 shares to M1 Software pursuant to the terms of a Letter of Engagement entered into between the Company and M1 on December 7, 1998, which was later amended by resolution of the board of directors. As part of the compensation to be paid M1 for its services under this agreement, the Company agreed to grant M1 60 shares of common stock for each hour of services provided.

         o In December 1999 pursuant to Section 4(2) of the Securities Act of 1933, the Company commenced a private placement of up to 625,000 special warrants at $.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company in December 1999. The Company closed on 437,500 special warrant of the private placement in February 2000. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read together with Panoramic's financial statements and accompanying notes included elsewhere.

INTRODUCTION

         For the fiscal years ended December 31, 1996 to 1998 the Company's revenues have been received from sale of the STATpath product and from related consulting services. Royalty revenues in 1998 represent royalties received from the sale of STATpath by Citation, a software company in Saint Louis, Missouri and the Center for Health Education, a non-profit organization. The Center for Health Education's Board of Directors consists of Jill Flateland and Byron Flateland. Royalties have represented 53.6% of total revenues for the fiscal years ended December 31, 1998. For the year ended December 31, 1999 product royalties declined to $894 with the Company focusing its efforts on the sale and further development of Integrity - PCM product.

         Over the three years ended December 31, 1999 the Company's revenues have decreased 63.5%. Revenues have decreased as the Company has focused primarily on Integrity - PCM product development as the STATpath product has reached the peak of its commercial life cycle. Accordingly, consulting revenue has decreased from $92,305 in the year ended December 31, 1996 to zero in the year ended December 31, 1999. Consulting revenues were principally derived from the services of Jill Flateland and Byron Flateland. Consulting revenues are almost entirely associated with implementing the STATpath method of care in an organization.

         Subsequent to the establishment of the technological feasibility of the Integrity - PCM software product in mid-1998, the Company capitalized software development costs of $75,000 and in 1999 capitalized $488,340 for software development costs. All development costs incurred prior to this point were charged to operations as incurred, as required by both U.S. and Canadian generally accepted accounting principles.

                       FISCAL YEAR ENDED DECEMBER 31, 1999
                 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         REVENUES - In 1999 revenues declined from $51,507 in 1998 to $12,894 for the fiscal year end 1999. The decease in sales is due to the Company focusing its efforts on the sale of the Company's new product Integrity - PCM software to the long term and post acute health care industry. Royalty Income declined $26,719 or 97% from $27,613 in 1998 to $894 for fiscal 1999. This decrease is due to decreased sales of STATpath and audio tape products by CHE as the Company continued to focus efforts on product sales and enhancements to it Integrity - PCM software in 1999. Consulting fees for 1999 decreased $23,180 to $0 in 1999 from $23,180 for 1998. This decrease is primarily due to the Company not pursuing consulting contracts with outside companies. Total revenues for 1999 decreased $38,613 or 75%, to $12,894 from $51,507 for 1998.

         GROSS MARGINS - The Company's gross profit margins in 1999 was $3,660 or 30% based on sales.

         SELLING, GENERAL AND ADMINISTRATIVE, PRODUCT DEVELOPMENT EXPENSES (SG&A) - The SG& A expenditures increased from $235,603 in 1998 to $1,324,394 in 1999 or a 462% increase. The increase is due to the attempt to expand the Company's product sales and support of its Integrity - PCM software. The Company in 1999 hired six employees by May to support sale and enhance the Integrity - PCM software. In the third quarter 1999 the Company made changes in management which resulted in the reduction of salary expenditures. In 1999 the Company completed the product development and pilot testing for its Integrity - PCM software product The Company at the end of 1999 refocused its efforts to that of an Application

Service Provider (ASP) model to deliver its product to the end customer over the Internet utilizing thin client server technology. Management fees increased from $61,650 in 1998 to $108,621 in 1999 which is associated with the Company utilizing outside services instead of bringing on full-time employees to support its operations. Other general and administrative expenses increased from $24,995 in 1998 to $695,151 or $670,156 increase in 1999. Travel expenses increased $111,683, printing increase $93,684, recruiting increased $78,960, software costs amortization increased $106,360, Internet marketing $31,760, insurance $34,641 and rent $26,507.

         PRODUCT AND DEVELOPMENT EXPENDITURES - increased from $3,221 in 1998 to $17,358 in 1999. These costs were associated with upgrades to the software based on various users inputs.

         OTHER INCOME (EXPENSES) - increase to $7,860 due to interest income from the funding the Company received in 1999

         NET LOSS - The Company incurred a net loss of $1,320,998. The increased loss was attributed to the Company's efforts to market and sell and expand the use of the Company's Integrity - PCM software in the market place. The loss increased $1,133,681 over 1998 due to the increased expansion.

         INCOME TAXES AND NET OPERATING LOSSES - As discussed in Note 4 to the accompanying financial statements, the Company in 1999 recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if it was more likely than not it would be realized. The Company has $1,300,000 in net operating loss carry forwards with expirations through 2019. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.


         Management believes that higher levels of operating expenditures will continue through 2000 in order to continue the expansion of the Company's product in an ASP environment into an emerging market. The Company anticipates to continue to generate operating losses to attain market penetration. The Company anticipates that an aggressive marketing strategy and its acquisition activities See "Operations" will help establish the Company as a leader in the market segment.

      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1999

CAPITAL AND DEBT FINANCING

         During the first quarter of 1999 the Company completed a $92,000 private placement of 184,000 shares of the Company's common stock, all at a price of $.50 per share to officers, directors, key employees, consultants and friends of the Company. The Company received $71,975 from the offering net of offering costs of $20,025.

         During the second quarter of 1999 consultants of the Company exercised a warrant to purchase 200,000 shares of the Company's Common stock all at a price of $ .25 per share. The Company received $ 50,000 from the exercise of these warrants.

         During the second quarter of 1999 the Company issued to the software developers 100,000 shares of the Company's common stock all at a price of $1.00 in exchange for services provided in development of the Company's software product. The $100,000 in costs were capitalized as software development costs.

         In June 1999, the Company completed its initial public offering of 1,100,000 shares of the Company's common stock at an offering price of $1.00 per share. As part of the initial public offering the holders of the $100,000 8% convertible notes, at their option, converted the notes into 100,000 shares of common stock at $1.00 per share. Additionally, the Agent was issued 110,000 shares of the Company's common stock in the Canadian Offering along with warrants to purchase 190,000 shares of the Company's common stock at a price of $1.00 for the first 12 months and at a price of $1.15 for the next 12 months. In July 1999, the Company completed the green shoe for the IPO selling an additional 165,000 shares at a price of $1.00. The net cash proceeds to the Company from the initial public offering and the green shoe were approximately $961,140 after payment of expenses of approximately $303,856.

         In the December 1999, the Company commenced a private placement of 625,000 special warrants at $.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company resulting in the receipt of $104,887 net of issuance costs of $113. The Company closed on $245,000 or 437,500 special warrant of the private placement in February 2000. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.

         In March 2000 the Company commenced an additional private placement of 1,000,000 special warrants at $1.20. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company closed on 530,000 special warrants at the end of March 2000 with the remaining portion scheduled to closed in April 2000. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.

         The equity financing that occurred in 1999 was utilized to expand the Company's operations and support the losses that incurred from developing the products in the emerging market place.

         Working capital at December 31, 1999, had decreased to approximately $(64,031) from $417,265 at December 31, 1998. The decrease in working capital is associated the continued support of the Company's operating losses associated with the Company's support of the expansion of the efforts to expand its products into emerging market of the long term and subacute markets in 1999.

CASH FLOW

         During the year ended December 31, 1999, the Company used cash from operations in the amount of $1,034,093 compared to $7,649 in the prior year. This is a result of working capital which was utilized to fund the operating losses of the company.

         Cash used in investing activities, totaled $483,746 during the year ended December 31, 1999 compared to $4,641 in the prior year. The increase is attributed to the capitalized software costs totaling $388,340 and purchase of equipment of $95,406 for new personnel.

         Cash provided by financing activities was $1,287,402 for the year ended December 31, 1999 compared to $362,076 in the previous year. The Company received net proceeds in the amounts of $1,287,402 from the sale of equity securities, the exercise of stock options and stock subscriptions and issuance of stock in exchange for consulting fees during the year.

         The Company's negative cash flow from operations has primarily resulted from an increase in the net losses, capitalized software costs and purchase of equipment from increased business activity and the Company attempting to expand its product penetration in the market place. Management believes this negative cash flow will continue during 2000, due to the Company's refocus of the Company to expand and sell its product to the market place in an ASP environment versus the traditional focus of selling a shrink raped product to individual customers and installing the product on single servers. These actions are anticipated to result in significantly increased selling, general and administrative expenses and capital expenditures to meet this expansion.

CAPITAL RESOURCES

         The Company's working capital has diminished over the last 12 months, primarily from support of the Company's losses and selling and support activities resulting in the Company's requirement to raise additional funding through external equity financing activities. The Company at the end of 1999 began a private placement offering to sell special warrants convertible into 625,000 shares of the Company's common stock at $.56 to provide additional funds in support of its losses. Management anticipates the Company will continue to invest significant resources in refocusing the Company in 2000 and may require additional funds to support the expansion into the ASP delivery marketing.

         Management believes that the Company will continue to incur losses in fiscal 2000, and it is not anticipated that recurring revenues from the ASP focus will reach a level to offset the sales growth strategy until 2001. Further, management believes that it has access to capital in the form of additional equity financing. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet these expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interest.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards that may affect the Company's financial statements as follows:

         In June 1998 FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

         In June 1999, FASB issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others". This establishes standards for recording the transfers of assets or contributions between donors, recipients organizations and beneficiaries. Management believes that the adoption of SFAS No. 136 will not have a material effect on its financial statements.

         Also in June 1999, FASB issued SFAS No. 137, which essentially defers the effective date of SFAS No. 133 (see above) to all quarters and fiscal years beginning after June 15, 2000.

ITEM 7. FINANCIAL STATEMENTS.

         Report of Independent Certified Public Accountants                  F-1

         Balance Sheet - December 31, 1999                                   F-2

         Statements of Operations - For the Years
         Ended December 31, 1999 and 1998                                    F-3

         Statements of Stockholders' Equity - For the Years Ended
         December 31, 1999 and 1998                                          F-4

         Statements of Cash Flows - For the Years
         Ended December 31, 1999 and 1998                                    F-5

         Notes to Financial Statements                                       F-6

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Panoramic Care Systems, Inc.
Wheat Ridge, Colorado



We have audited the accompanying balance sheets of Panoramic Care Systems, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panoramic Care Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP


Denver, Colorado
March 1, 2000, except for Note 2,
    as to which the date is March 31, 2000

                          PANORAMIC CARE SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                           $   119,684    $   350,122
  Trade accounts receivable with no allowance deemed necessary         9,000             --
  Stock subscriptions receivable                                          --         99,400
  Other                                                               17,856             --
                                                                 -----------    -----------
        Total current assets                                         146,540        449,522

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of       456,981         75,000
  $106,360 and $-0-, respectively

PROPERTY AND EQUIPMENT, net of accumulated depreciation               76,590         10,271
                                                                 -----------    -----------
  of $64,098 and $35,011, respectively

TOTAL ASSETS                                                     $   680,111    $   534,793
                                                                 ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  Accounts payable and accrued liabilities                       $   210,571    $    32,257

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized,
    4,875,000 and 3,016,000 shares issued and outstanding,
    respectively                                                       4,875          3,016
  Additional paid-in capital                                       2,488,908      1,202,765
  Accumulated deficit                                             (2,024,243)      (703,245)
                                                                 -----------    -----------
        Total stockholders' equity                                   469,540        502,536
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   680,111    $   534,793
                                                                 ===========    ===========



             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                          PANORAMIC CARE SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS


                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
REVENUES:
  Software sales                                $    12,000    $        --
  Royalties                                             894         27,613
  Consulting fees                                        --         23,180
  License fees                                           --            714
                                                -----------    -----------
      Total revenues                                 12,894         51,507

OPERATING EXPENSES:
  Salaries                                          520,622        125,778
  Management fee                                         --         23,180
  Product development costs                          17,358          3,221
  Consulting fees                                   108,621         61,650
  Other general and administrative                  695,151         24,995
                                                -----------    -----------
      Total operating expenses                    1,341,752        238,824
                                                -----------    -----------

OPERATING LOSS                                   (1,328,858)      (187,317)
                                                -----------    -----------
  Interest income (expense), net                      7,860             --
                                                -----------    -----------

NET LOSS                                        $(1,320,998)   $  (187,317)
                                                ===========    ===========

NET LOSS PER COMMON SHARE                       $      (.32)   $      (.09)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     4,089,000      2,043,000
                                                ===========    ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                          PANORAMIC CARE SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                COMMON STOCK          ADDITIONAL
                                          -------------------------     PAID-IN     ACCUMULATED
                                            SHARES        AMOUNT        CAPITAL       DEFICIT         TOTAL
                                          -----------   -----------   -----------   -----------    -----------
BALANCES, January 1, 1998                   2,000,000   $     2,000   $   539,112   $  (515,928)   $    25,184

  Contributed services                             --            --       152,193            --        152,193
  Issuance of common stock in private
      placement, net of offering costs
      of $46,524                            1,016,000         1,016       460,460            --        461,476
  Warrants issued for consulting fees              --            --        51,000            --         51,000
  Net loss                                         --            --            --      (187,317)      (187,317)
                                          -----------   -----------   -----------   -----------    -----------

BALANCES, December 31, 1998                 3,016,000         3,016     1,202,765      (703,245)       502,536

  Stock issued for services                   100,000           100        99,900            --        100,000
  Exercise of warrants                        200,000           200        49,800            --         50,000
  Issuance of common stock in private
      placements, net of offering costs
      of $20,025                              184,000           184        71,791            --         71,975
  Issuance of common stock in public
  offerings,  net of offering costs
  of $303,856                               1,375,000         1,375       959,765            --        961,140
  Issuance of special warrants, net of
  costs of $113                                    --            --       104,887            --        104,887
  Net loss                                         --            --            --    (1,320,998)    (1,320,998)
                                          -----------   -----------   -----------   -----------    -----------

BALANCES, December 31, 1999                 4,875,000   $     4,875   $ 2,488,908   $(2,024,243)   $   469,540
                                          ===========   ===========   ===========   ===========    ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                          PANORAMIC CARE SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(1,320,998)   $  (187,317)
  Adjustments to reconcile net loss to net cash from
     operating activities:
         Contributed services                                            --         77,193
         Warrants issued for services                                    --         51,000
         Depreciation and amortization                              135,447          9,578
         (Increase) decrease in accounts receivable                  (9,000)         9,640
         (Increase) decrease in prepaids                            (17,856)            --
         Increase in accounts payable and accruals                  178,314         32,257
                                                                -----------    -----------
     Net cash used in operating activities                       (1,034,093)        (7,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (95,406)        (4,641)
  Capitalized software                                             (388,340)            --
                                                                -----------    -----------
     Net cash (used in) investing activities                       (483,746)        (4,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          1,559,000        508,000
  Offering costs                                                   (525,885)       (46,524)
  Stock subscriptions receivable                                     99,400        (99,400)
  Exercise of warrants                                               50,000             --
  Issuance of special warrants                                      104,887             --
                                                                -----------    -----------
     Net cash provided by financing activities                    1,287,402        362,076

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (230,437)       349,786

CASH AND EQUIVALENTS, beginning of year                             350,122            336
                                                                -----------    -----------

CASH AND EQUIVALENTS, end of year                               $   119,685    $   350,122
                                                                ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Contributed services included in software development costs   $        --    $    75,000
                                                                ===========    ===========
  Cash paid for interest                                        $       167    $        --
                                                                ===========    ===========
  Stock issued for software development costs                   $   100,000    $        --
                                                                ===========    ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Nature of Operations - Panoramic Care Systems, Inc. (the "Company") was originally incorporated in 1990 as Free Style Publications, Inc. The name of the Company was changed to Panoramic Care Manager, Inc. in December 1998 and to Panoramic Care Systems, Inc. in April 1999. The Company is engaged in providing patient management systems to the post-acute health care industry. The products were initially provided in a printed format. This information has been converted into a set of database libraries which are the foundation for the Company's PCM software.

         Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         The Company's financial statements are based on a number of estimates, including the value assigned to contributed services and the carrying value of software development costs. It is reasonably possible that these estimates could change in the forthcoming year and such revisions could be material.

         Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (generally 3 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         Software Development Costs - The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Statement of Financial Accounting Standards No. 86.

         Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed 3 years. Amortization commenced in 1999 at the time the product was initially available for market release. The Company amortized $106,300 of these capitalized costs during the year ended December 31, 1999. In addition, management periodically compares the unamortized capitalized costs for each product to the net realizable value of that product. If the unamortized capitalized costs exceed the net realizable value, the excess will be charged to operations.

         Costs incurred in researching, designing and planning for the development of new software are charged to operations as incurred.

         Impairment of Long-Lived Assets - Management of the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value. If future sales related to the Company's software do not materialize as currently anticipated by management, the Company would be required to impair its capitalized software costs. Management will continue to review these costs on a quarterly basis for possible impairment.

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share . Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of losses, diluted EPS is not presented as the effect of all potential common stock is anti-dilutive.

         Options to purchase 380,000 shares of common stock, and warrants to purchase 650,250 shares of common stock were outstanding at December 31, 1999. See Note 5 for a detailed discussion of the options and warrants issued by the Company.

         Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

         Revenue Recognition - Revenue from the sale of the Company's proprietary software is recognized when the software is delivered and the Company has substantially performed all material obligations relating to the sale agreement and collectibility is deemed probable by management. The Company recognizes royalty income when sales are made by the licensee. Consulting fees are recognized when the services are performed.

         Comprehensive Loss - SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as all changes in stockholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended December 31, 1999 and 1998.


2.       LIQUIDITY AND CONTINUED OPERATIONS:

         The Company incurred a net loss of approximately $1,300,000 in 1999 and has not yet generated significant sales of its primary software product. The Company expects to continue to incur operating loses throughout 2000 as it shifts its strategy from licensing software to providing software and services over the Internet. The Company raised additional equity from the sale of special warrants (see Note 5) of $245,000 in February 2000 and $598,000 in March 2000. Management believes the Company has sufficient working capital to fund operations for the year 2000.

         Should significant losses continue and/or insufficient additional capital is raised to fund normal operations, the Company may be required to curtail operations, liquidate assets and/or enter into financing arrangements on less than favorable terms. These factors could have an adverse effect on future operations.


3.       RELATED PARTY TRANSACTIONS:

         The Company had a marketing agreement with Center for Health Education
         (CHE), a non-profit organization. Under this agreement, the Company granted to CHE a non-exclusive license to market the Company's STAT paths and audio courses. CHE pays a royalty to the Company of 15% of gross income from sales of these products. The Company's president is also the president of CHE. Total royalties received from CHE for 1999 and 1998 were $894 and $27,613,

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         respectively. This agreement expired as of December 31, 1998, and the Company does not expect future revenues for the sale of their products.

         The Company paid a management fee under an informal agreement for cost sharing to an entity which is owned by the two major stockholders of the Company. This fee represents reimbursement for expenses such as rent, utilities, and accounting costs. This agreement expired as of December 31, 1998. Management fees paid for 1999 and 1998 were $-0- and $23,180, respectively.


4.       INCOME TAXES:

         The Company accounts for its tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109.

         The significant components of the net deferred tax asset consist of the following:


                                                     December 31,
                                             ----------------------------
                                                1999               1998
                                             ---------          ---------
Net operating loss carryforwards             $ 480,000          $      --
Less - valuation allowance                    (480,000)                --
                                             ---------          ---------
                                             $      --          $      --
                                             =========          =========


         The benefits of the Company's net operating loss carryforwards as of December 31, 1999, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The Company has a net operating loss carryforward of approximately $1,300,000 as of December 31, 1999, which will expire in 2019. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.


5.       STOCKHOLDERS' EQUITY:

         In December 1998, the Board of Directors approved an increase in the authorized shares to 50,000,000, a reduction in the par value of each share to $.001, and a 2,000 for 1 stock split. All share and per share amounts in the financial statements have been restated to reflect the stock split.

         In December 1998, the Company completed the first tranche of a private placement of 1,016,000 shares of common stock for a total of $508,000, less offering costs of $46,524. Of this amount, $99,400 was received after year-end. In February 1999, the Company completed the second tranche consisting of 184,000 shares of common stock for a total of $92,000, less offering costs of $20,025.

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         During 1999, the Company completed two public offerings. In June, 1,100,000 shares of common stock were issued for a total of $807,305, less offering costs of $291,595. In July, 165,000 shares of common stock were issued for $152,625, less offering costs of $12,375.

         In February 1999, the Company issued 100,000 shares of common stock in exchange for fees incurred during development of new software. These shares were valued at their estimated fair value of $1.00 per share. The Company also issued 200,000 shares of common stock in conjunction with the exercise of warrants at $0.25 per share.

         In December 1999, the Company issued 187,500 special warrants for a total of $105,000. Each special warrant allows the holder to receive one share of common stock for no additional consideration, and a warrant to purchase one-half share of common stock for $.56 per share in year one and $.64 per share in year two. The warrants expire after two years. No special warrants have been exercised as of December 31, 1999.

         In February 2000, the Company issued 437,500 special warrants with the same terms as those issued in December 1999, for a total of $245,000. The Company is continuing to sell special warrants in March 2000.

         In 1998, the Company recorded as a capital contribution the difference between the estimated value of services provided by its officers who are major shareholders and the actual amounts paid to the officers. The estimates are based upon the salaries paid commencing in 1999. In 1998, $75,000 of the contributed services was recorded as software development costs, based on the number of hours worked by the chief technical officer subsequent to the establishment of technological feasibility of the product.

         Stock and Warrant Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices not less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                       December 31,
                             ------------------------------
                                  1999             1998
                             -------------    -------------
NET LOSS
As reported                  $  (1,320,998)   $    (187,317)
Pro forma                       (2,133,610)        (187,317)

PRIMARY EARNINGS PER SHARE
As reported                           (.32)            (.09)
Pro forma                             (.52)            (.09)


         The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 1999 (1) risk-free interest rate of 6.00%; (2) no expected dividend yield; (3) expected lives of 2 to 5 years, and (4) assumed volatility of approximately 99.9% to 256.5%.

         Stock Option Plans - The Company approved a stock option plan (the "Plan") to provide directors, officers and other key employees options to purchase shares of the Company's stock. The Plan was approved by the Board of Directors on April 6, 1999. Under the terms of the Plan, the Plan committee may grant officers and employees, "non-qualified" options, as defined by the Internal Revenue Service Code and the Board may award non-qualified options to non-

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         employee directors. The purchase price of the shares subject to an option will be the market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of the grant, the purchase price shall be at least 110% of the fair market value at the date of the grant and the exercise term shall be no longer than five years from the date of the grant. Option vesting is determined upon each issuance.

         A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:


                                                 1999                  1998
                                         --------------------   -------------------
                                                     Weighted              Weighted
                                                      Average               Average
                                                     Exercise              Exercise
                                          Shares      Price      Shares     Price
                                         --------    --------   --------   --------
FIXED OPTIONS

Outstanding at beginning of year               --    $     --         --   $     --

  Granted                                 630,000        0.92         --         --
  Exercised                                    --          --         --         --
  Canceled                               (250,000)       1.04         --         --
                                         --------               --------

Outstanding at end of year                380,000    $   0.87         --         --
                                         ========               ========

Options exercisable at year-end           126,665    $   0.79

Weighted-average fair value of options               $   0.69              $     --
  granted during the year


         The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                     Options Outstanding                                  Options Exercisable
-----------------------------------------------------------------   -------------------------------
                                     Weighted
                     Number           Average        Weighted                          Weighted
   Range of      Outstanding at      Remaining        Average           Number          Average
   Exercise       December 31,      Contractual       Exercise        Exercisable       Exercise
    Prices            1999             Life            Price             1999            Price
--------------   --------------   --------------   --------------   --------------   --------------
$0.56 to $0.95          135,000              4.0   $         0.63           44,999   $         0.63
$1.00                   245,000              4.0             1.00           81,666             1.00
                 --------------                                     --------------

$0.56 to $1.00          380,000              4.0   $         0.87          126,665   $         0.87
                 ==============                                     ==============


         Subsequent to year-end, the Company granted options to two officers and directors for 50,000 options exercisable at $1.97 per share and 150,000 options exercisable at $4.47 per share.

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         Stock Warrants - A summary of the status of the Company's warrants as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:


                                                 1999                  1998
                                         --------------------   -------------------
                                                     Weighted              Weighted
                                                      Average               Average
                                                     Exercise              Exercise
                                          Shares      Price      Shares     Price
                                         --------    --------   --------   --------
WARRANTS

Outstanding at beginning of year           200,000    $   0.25         --   $     --

  Granted                                  650,250        0.95    200,000       0.25
  Exercised                               (200,000)       0.25         --         --
  Forfeited                                     --          --         --         --
                                          --------               --------

Outstanding at end of year                 650,250    $   0.95    200,000   $   0.25
                                          ========               ========

Warrants exercisable at year-end           650,250

Weighted-average fair value of warrants               $   0.84
  granted during the year


         The following table summarizes information about warrants outstanding and exercisable at December 31, 1999:


                                                                                    Weighted
                                                                   Number            Average          Weighted
                                                 Range of      Outstanding at       Remaining          Average
                                                 Exercise       December 31,       Contractual         Exercise
                                                  Prices            1999              Life              Price
                                             ---------------   ---------------   ---------------   ---------------
                                             $          0.60            93,750              2.00   $          0.60
                                                        1.00           531,500              4.07              1.00
                                                        1.08            25,000              2.00              1.08
                                                               ---------------

                                             $  0.60 to 1.08           650,250              3.69   $          0.63
                                                               ===============


         In addition, special warrants exercisable for 187,500 shares for no additional consideration were outstanding at December 31, 1999.


6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS:

         Fair Value of Financial Instruments - The carrying amounts of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these items.

                          PANORAMIC CARE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

         These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. The Company operates primarily in the health care industry.

         The Company had an investment in a single money market mutual fund of $102,883 and $300,000 as of December 31, 1999 and 1998, respectively, which is not covered by Federal insurance.


7.       COMMITMENTS:

         In December 1998, the Company entered into a consulting agreement with an entity (the "Consultant") to provide consulting services regarding capital raisings corporate development and other financial matters, including the private placement which was completed in 1998 and public offerings (see Note 4). The Consultant received a fee of $6,000 per month through May 1999. The Consultant also received warrants to purchase 200,000 shares of stock at $.25 per share, expiring immediately prior to the Company's proposed public offering. The Company recorded the fair value of these warrants of $51,000 as an expense in 1998. These were exercised in 1999 (see Note 4). At the completion of the private placement, the Consultant received an advisory fee of $45,000 and warrants to purchase 240,000 shares of stock at $1.00 per share, exercisable for five years. Upon completion of the public offering, the Consultant received warrants to purchase an additional 126,500 shares at an exercise price of $1.00, expiring five years from issuance.

         The Company leases office space and equipment under noncancelable leases. The following schedule summarizes these commitments.


     2000                                  $ 28,560
     2001                                     3,600
     2002                                     3,600
     2003                                     3,600
     2004                                       900
                                           --------

     Total                                 $ 40,260
                                           ========

         Rent expense was $36,475 and $-0- for the years December 31, 1999 and 1998, respectively.


8.       CANADIAN ACCOUNTING PRINCIPLES:

         The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States
         (US) which differ in certain respects with those principles that the Company would have followed had its financial statements been prepared in accordance with Canadian GAAP. The significant differences relate to the following items and the adjustments necessary to restate net loss in accordance with Canadian GAAP are shown in the tables set out below:

         Contributed Services - Under US GAAP, the difference between the estimated value of services provided by officers who are also majority shareholders and the actual amounts paid to the officers is recorded as an expense and a capital contribution. Under Canadian GAAP, only the amount paid would be recorded.

         The following table summarizes the effect on net loss of the differences between US GAAP and Canadian GAAP.

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                -----------    -----------
Net loss as reported under US GAAP                                              $(1,320,998)   $  (187,317)
Contributed services recorded as salary expense                                          --         77,193
                                                                                -----------    -----------
Net income (loss) in accordance with                                            $(1,320,998)   $  (110,124)
                                                                                ===========    ===========
  Canadian GAAP

Earnings (loss) per share under Canadian GAAP                                   $     (0.32)   $      (.05)
                                                                                ===========    ===========


         The following table summarizes the effect on stockholders' equity of the differences between US GAAP and Canadian GAAP

Stockholders' equity as reported under US GAAP                                  $   469,540    $   502,536
Unamortized portion of contributed services recorded                                (58,333)       (75,000)
                                                                                -----------    -----------
   as capitalized software development costs

Stockholders' equity under Canadian GAAP                                        $   411,207    $   427,536
                                                                                ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS;

         The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. There are no committees of the Board of Directors.

             Name                     Age    Positions
             ----                     ---    ---------
             Ahmad Akrami              40    Interim Chief Executive Officer, and Director
             Jill Flateland            49    Executive Vice-President, Chief Operating Officer and Director
             Byron Flateland           49    Chief Technical Officer, Secretary and Director
             Kent Nuzum                33    Chief Financial Officer
             Frank L. Poggio           53    Director


BIOGRAPHICAL INFORMATION

         Ahmad Akrami - Mr. Akrami has been the Interim Chief Executive Officer and a director of the Company since October 1, 1999. Prior to joining the Company he was Vice President of Worldwide Sales, Marketing and Customer Services at Zygo Corporation from June 1998 through September 1999, Corporate Vice President from August 1997 through June 1998. Prior to Zygo he was President and Chief Executive Officer at NexStar Automation, Inc. From December 1992 through September 1996. From August 1987 through October 1992, Mr. Akrami was the Chairman, President and Chief Executive Officer of TechniStar Corporation of Longmont, Colorado. Additionally, Mr. Akrami is a partner in Bolder Venture Partners since September 1999. Mr. Akrami holds a Bachelor of Arts (Applied Sciences) degree from Western Illinois University.

         Jill Flateland - Ms. Flateland, is the Executive Vice-President, Chief Operating Officer and a director of the Company and is employed by the Company on a full time basis. Ms. Flateland has served the Company in this capacity since March 1, 1999. From September 4, 1990 until March 1, 1999 Ms. Flateland was President and CEO. Prior to and co-incident with working with the Company, Ms. Flateland was with Columbia North Suburban Medical Centre, a health care facility in Thornton, Colorado, where she served as Director of Integrated Management for 3 years. Ms. Flateland also served as Supervisor of the Intensive Care Unit/ Critical Care Unit of Columbia North Suburban Medical Centre for two years from April 1990 to June 1992. Ms. Flateland holds a Bachelor of Science (Nursing) degree from the University of North Dakota granted in 1972 and an MBA degree from Regis University granted in 1986.

         Byron Flateland - Mr. Flateland, is the Secretary, Chief Technical Officer and a director of the Company and is employed by the Company on a full time basis. Mr. Flateland has served in this capacity since June, 1995. Prior to joining the Company, Mr. Flateland was with InfoNow Corp., a computer software marketing company located in Denver, Colorado, where he served as Vice-President, Marketing for one year. Mr. Flateland has also been employed by Destron-Fearing Corp. an electronic identification company located in St. Paul, Minnesota, where he served as Director, Business Development for 5 years from May 1989 to November 1994. Mr. Flateland holds a BSEE (Bachelor of Science, Electrical Engineering) degree and an MSEE (Master of Science, Electrical Engineering) degree from the University of North Dakota in 1972 and 1973 respectively, an MBA degree from the University of North Colorado granted in 1978 and an MCIS degree from the University of Denver granted in 1994.

         Kent Nuzum - Mr. Nuzum, is the Chief Financial Officer of the Company and contracts his services to The Company on a part time basis. Mr. Nuzum devotes approximately 50% of his time to the Company, and has served in this capacity since October 6, 1998. Mr. Nuzum has been a partner of Bolder Venture Partners LLC since November 1, 1998. Bolder Venture Partners is a venture capital company and a consultant to the Company under a consulting agreement made December 7, 1998 and amended March 1, 1999. Mr. Nuzum was formerly employed by Daryl Yurek since January 1997. Mr. Nuzum was previously employed with Bank One as Assistant Vice-President, Commercial Loans, from August 1990 to January 1997. Mr. Nuzum holds a B.S. in Economics from Arizona State University granted in 1989.

         Frank L. Poggio - Mr. Poggio has been a director of the Company since March 1, 1999. Mr Poggio is principal of Kelzon Health care Consulting Group, a company providing strategic and operational consulting services to the health care industry, since July, 1996. Prior to that Mr. Poggio was President and Chief Operating Officer (January 1995 to July 1996) and Executive Vice-President (December 1992 to January 1995) of CITATION Computer Systems Inc., a company specializing in the delivery of client server based systems for health care; prior to that he was President of Health Micro Data Systems, Inc., a firm specializing in microcomputer software systems and consulting services to the health care industry since 1980. Health Micro Data Systems, Inc. merged with CITATION Computer Systems, Inc. in December 1992.

Other Associations

           During the past five years, the principals of the Company have served as principals of the following reporting issuers during the periods and in the capacities noted below:


PRINCIPAL           REPORTING ISSUER              CAPACITY       PERIOD
---------           ----------------              --------       ------
Kent Nuzum          eSoft, Inc.                   Director       9/97-3/98
Frank L. Poggio     CITATION Computer Systems     Director       12/92-Present
Ahmad Akrami        Nexstar                       Director       4/93 - 9/96

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                           Long Term
                                Annual Compensation                       Awards                     Compensation Payouts
                          --------------------------------  ------------------------------------   -------------------------
        (a)                (b)          (c)         (d)      (e)         (f)            (g)           (h)          (i)
                                                                                     Securities
                                                            Other     Restricted    Underlying
Name and Principal                                          Annual      Stock       Option/SAR's      LTIP        All Other
Position                  Year      Salary ($)   Bonus ($)  Comp ($)  Awards($)          (#)         Payouts    Compensation
--------                  ----      ----------   ---------  --------  ---------     ------------     -------    ------------

Ahmad Akrami(1)           1999       $10,417       $0         $0         $0              $0            $0            $0
Interim President         1998         $0          $0         $0         $0              $0            $0            $0
     and CEO              1997         $0          $0         $0         $0              $0            $0            $0
William Hunter(2)         1999       $80,866       $0         $0         $0              $0            $0            $0
Former President and      1998         $0          $0         $0         $0              $0            $0            $0
     CEO                  1997         $0          $0         $0         $0              $0            $0            $0

-------
(1) Mr. Akrami joined the Company in October 1999 as the interim President and CEO.

(2) Mr. Hunter served as the Company's President and Chief Operating Officer from March 1 1999 to September 10, 1999. Mr. Hunter received a salary of $10,000 per month while serving as President and Chief Operating Officer. Pursuant to the severance arrangement described under the heading "Certain Relationships and Related Transactions of the Company -- Severance Arrangement," the Company was required to pay Mr. Hunter's salary through November 8, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

        Prior to the adoption of the Stock Option Plan described below, no stock options were granted to or exercised by executive officers of the Company.

        In April 1999, the Board of Directors adopted an Incentive Stock Option Plan (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 900,000 shares of the Company's common stock may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years. As of December 31, 1999, options to purchase 380,000 shares of the Company's common stock had been granted and are outstanding under the Plan.

         In the fiscal year ending December 31, 1999, stock options were granted as follows:

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                               % OF TOTAL
                            NUMBER OF        OPTIONS GRANTED
                        SHARES UNDERLYING    TO EMPLOYEES IN      EXERCISE         EXPIRATION
         NAME            OPTIONS GRANTED       FISCAL YEAR         PRICE             DATE
         ----           -----------------    ---------------      --------         ----------
     Ahmad Akrami            100000                16%            $.56/share        10/1/03
     William Hunter         150,000(1)             24%           $1.00/share        05/27/03

--------------------
(1) Pursuant to the option agreement Mr. Hunter's options terminated.

            AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

      (a)                        (b)            (c)                      (d)                             (e)
                                                                                               Value of Unexercised
                               Shares                     Number of Securities Underlying      In-the Money Options/
                            Acquired on       Value          Unexercised Options/SARs at         SARs at FY-End (#)
Name                          Exercise       Realized        Exercisable/Unexercisable       Exercisable/Unexercisable(1)
----                          --------       --------        -------------------------       -------------------------
Ahmad Akrami
  Interim President & CEO       -0-            -0-
         Unexercisable
         Exercisable                                                 25,000(1)                       $ 16,000
                                                                       75,000                        $ 48,000
William Hunter
  Former President & CEO
         Unexercisable
         Exercisable                                                 150,000(1)                      $ 30,000

------------
(1) The year-end value represents the difference between the option exercise prices (ranging from $.56 to $1.00 per share) and the $1.20 market value of the Company's common stock on December 29, 1999, multiplied by the number of shares under option. Market value represents the closing price reported by the Canadian Venture Exchange on December 31, 1999.

         Compensation of Directors - The directors of the Company are not currently compensated for serving as directors. One director has been granted an option to purchase 30,000 shares of common stock at $1.00 per share vesting over three years.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

           Ahmad Akrami - On October 1, 1999, the Company and Mr. Akrami entered into an employment agreement for a term of 6 months, beginning October 1, 1999 and extending through April 1, 2000. Under the terms of the agreement, the Company is obligated to pay Mr. Akrami the sum of $8,333 per month and granted to Mr. Akrami an option to purchase 100,000 shares of common stock at a price of $.56 per share expiring on October 1, 2003. 100% of the shares will vest on April 1, 2000. Subsequent to this agreement, the Company and Mr. Akrami agreed to reduce the base pay to 50% of the agreed upon amount until the completion of a successful fund raising.

         Jill Flateland -On January 1, 1999, the Company and Ms. Flateland entered into an employment agreement that extends for a term of 12 months. Under the terms of the agreement, the Company is obligated to pay Ms. Flateland the sum of $8,133 per month. The agreement includes a non-competition provision that extends for 12 months following the termination of Ms. Flateland's employment with the Company. The agreement also includes non-disclosure provisions which extend indefinitely following the termination of Ms. Flateland's employment with the Company.

         Byron Flateland - On January 1, 1999, the Company and Mr. Flateland entered into an employment agreement that extends for a term of 12 months. Under the terms of the agreement, the Company is obligated to pay Mr. Flateland the sum of $8,133 per month. The agreement includes a non-competition provision that extends for 12 months following the termination of Mr. Flateland's employment with the Company. The agreement also includes non-disclosure provisions which extend indefinitely following the termination of Mr. Flateland's employment with the Company.

SEVERANCE AGREEMENT

           On September 10, 1999 William Hunter, the Company's then President and Chief Operating Officer, entered into a severance agreement and mutual release. Mr. Hunter and the Company agreed to mutually terminate the employment relationship effective September 10, 1999, and the Company agreed to pay to Mr. Hunter eight weeks severance at his normal pay rate of $4,615 per pay period, and to provide Mr. Hunter with medical benefits through severance period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of March 27, 2000 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding common stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock underlying options and warrants which are exercisable within 60 days from the above date.



                                                                   AMOUNT AND NATURE OF          PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP            CLASS
-------------------------------------------------------------    -------------------------     ---------------
Ahmad Akrami, Chief Executive Officer, and a Director ....                80,380(1)                  1.62%
5181 Ward Road, Wheat Ridge, Co 80033
Jill Flateland, Executive Vice President, COO, and a .....             1,353,333(2)                  26.8%
Director
Byron Flateland, Secretary, Chief Technical Officer, and a               934,083(3)                  18.0%
Director
Frank L. Poggio Director .................................                10,000(4)                  0.21%
Kent Nuzum
1327 Spruce Street, Suite 300
Boulder, CO 80302 ........................................               394,749(5)                  7.51%
Daryl Yurek
1327 Spruce Street, Suite 300
Boulder, CO 80302 ........................................               471,860(6)                  9.34%
All Directors and Executive Officers as a group ..........             2,772,546(7)                 48.68%

------------------------
(1) Includes 75,000 options exercisable presently or within 60 days. Includes 5,380 shares held by Bolder Venture Partners, LLC of which Mr. Akrami is a 10% partner.

(2) Includes 33,333 options exercisable presently or within 60 days. Includes 150,000 shares Byron Flateland and Jill Flateland hold jointly.

(3) Includes 33,333 options, 187,500 special warrants and 93,750 warrants exercisable presently or within 60 days. Excludes 150,000 shares Byron Flateland and Jill Flateland hold jointly.

(4)      Includes 10,000 options exercisable presently or within 60 days.

(5) Includes 5,380 shares and 375 warrants held by Bolder Venture Partners, LLC of which Mr. Nuzum is a 10% and 242,388 warrants and 142,857 special warrants that are exercisable presently or within 60 days.

(6) Includes 32,280 shares held by Bolder Venture Partners, LLC of which Mr. Yurek is a 60% and 174,480 warrants that are exercisable presently or within 60 days.

(7) Includes 823,542 options, warrants and special warrants exercisable presently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into transactions with its officers and directors, and with principal shareholders listed in Item 11 or affiliated entities as described below.

RELATED PARTIES

CONSULTING AGREEMENT

           The Company is party to a consulting agreement with Bolder Venture Partners L.L.C. made December 7, 1998 and amended March 1, 1999. Bolder Venture Partners is a limited liability company incorporated under the laws of the State of Colorado and is 10% owned by Ahmad Akrami interim President and Chief Executive Officer and 10% by Kent Nuzum, Chief Financial Officer of the Company.

           Under the terms of the consulting agreement, Bolder Venture Partners agrees to provide consulting services to the officers of the Company relating to matters of corporate development, strategic planning, raising of capital and other financial matters.

           In consideration of these services, The Company agrees to pay Bolder Venture Partners a monthly retainer of $6,000 per month, an advisory fee in an amount equal to 7.5% of the gross proceeds raised in any private placements and share purchase warrants to acquire 550,000 shares of the Company. On May 1, 1999, Bolder Venture Partners exercised warrants to purchase 200,000 shares of the Company's stock at a price of $0.25 per share. The remaining 350,000 warrants are exercisable at a price of $1.00 for a period of 5 years from the date the warrants are issued.

           The term of the consulting agreement was extended on June 1, 1999 for an additional six-month term. The consulting agreement requires Bolder Venture Partners not to disclose any confidential information relating to the Company for a period of 5 years following the termination of the consulting agreement.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
---------------  ---------------------------------------------------------------------------------------------------

3.1              Amended and Restated Articles of Incorporation of FreeStyle Publications, Inc.*

3.2              Bylaws*

10.1             Amended Consulting Agreement dated as of March 1, 1999 between Panoramic Care
                 Manager, Inc. and Bolder Venture Partners, L.L.C.*

10.2             Letter of Engagement dated February 7, 1999 between Panoramic Care Manager, Inc.
                 and M1 Software*

10.3             Form of Non-disclosure Agreement between FreeStyle Publications, Inc. (n/k/a
                 Panoramic Care Systems, Inc.) and various entities*

10.4             Sponsorship Agreement dated February 16, 1999 between Panoramic Care Manager, Inc.
                 and Canaccord Capital Corporation*

10.5             Lease effective as of March 15, 1999 between Panoramic Care Manager, Inc. and
                 Jefferson Park West (landlord) for property located at Jefferson Park West, Bldg. 4, 5181
                 Ward Road, Arvada, Colorado, USA 80005.*

10.6             Software Distribution Agreement dated January 28, 1999 between Panoramic Care
                 Manager, Inc. and InterCare Network.*

10.7             Stock Option Plan*

10.8             Senior Management Bonus Plan*

10.9             Form of Employment Agreement*

10.10            Form of Convertible Note**

10.11            Form of Warrant Agreement**

-------------------

*   Filed with Registration Statement on Form SB-2 on April 16, 1999.

**  Filed with Amendment No. 1 on Form SB-2 on June 7, 1999.

*** Filed with Amendment No. 2 on Form SB-2 on June 24, 1999.

    (b) REPORTS. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below.

        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Panoramic Care Systems, Inc.

Date: April 5, 2000                  By: /s/ Don Muir
      -----------------                  -----------------------
                                         Don Muir
                                         President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                                  Title                                    Date
         ----------                                  -----                                    ----

/s/ Jill Flateland                                   Executive Vice President and         April 5, 2000
-----------------------------------------            Director
Jill Flateland

/s/ Kent Nuzum                                       Chief Financial Officer              April 5, 2000
-----------------------------------------
Kent Nuzum

 /s/ Byron Flateland                                 Secretary, Chief Technical Officer   April 5, 2000
-----------------------------------------            and Director
Byron Flateland

 /s/ Ahmad Akrami                                    Director                             April 5, 2000
-----------------------------------------
Ahmad Akrami

                                                     Director                             April 5, 2000
-----------------------------------------
Frank L. Poggio

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
---------------  ---------------------------------------------------------------------------------------------------

3.1              Amended and Restated Articles of Incorporation of FreeStyle Publications, Inc.*

3.2              Bylaws*

10.1             Amended Consulting Agreement dated as of March 1, 1999 between Panoramic Care
                 Manager, Inc. and Bolder Venture Partners, L.L.C.*

10.2             Letter of Engagement dated February 7, 1999 between Panoramic Care Manager, Inc.
                 and M1 Software*

10.3             Form of Non-disclosure Agreement between FreeStyle Publications, Inc. (n/k/a
                 Panoramic Care Systems, Inc.) and various entities*

10.4             Sponsorship Agreement dated February 16, 1999 between Panoramic Care Manager, Inc.
                 and Canaccord Capital Corporation*

10.5             Lease effective as of March 15, 1999 between Panoramic Care Manager, Inc. and
                 Jefferson Park West (landlord) for property located at Jefferson Park West, Bldg. 4, 5181
                 Ward Road, Arvada, Colorado, USA 80005.*

10.6             Software Distribution Agreement dated January 28, 1999 between Panoramic Care
                 Manager, Inc. and InterCare Network.*

10.7             Stock Option Plan*

10.8             Senior Management Bonus Plan*

10.9             Form of Employment Agreement*

10.10            Form of Convertible Note**

10.11            Form of Warrant Agreement**

-------------------

*   Filed with Registration Statement on Form SB-2 on April 16, 1999.

**  Filed with Amendment No. 1 on Form SB-2 on June 7, 1999.

*** Filed with Amendment No. 2 on Form SB-2 on June 24, 1999.

    (b) REPORTS. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below.

        None.