Form 10QSB
period 2000-03-31
PANORAMIC CARE SYSTEMS INC
filed 2000-05-15
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For Period Ended                  March 31, 2000
                 ---------------------------------------------------------------

[ ]    Transition Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the transition period from                      to
                               ---------------------  --------------------------

Commission File Number               333-76427
                      ----------------------------------------------------------

                          Panoramic Care Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       84-1165714
       ------------------------                        ------------------------
       (State of Incorporation)                        (IRS Employer ID Number)

           5181 Ward Road                         Wheat Ridge,  CO      80033
----------------------------------------          ------------------------------
(Address of principle executive offices)             (city)   (state) (zip code)


                                 (303) 422-3886
                -------------------------------------------------
                Registrant's telephone number including area code


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the Registrant's $0.001 par value common stock on May 5, 2000 was 4,880,000.

                          PANORAMIC CARE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                        Page No.
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                   3 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    8 - 11

PART II. OTHER INFORMATION ITEM                                                            12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          PANORAMIC CARE SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                          MARCH 31,         DECEMBER 31,
                                                                            2000               1999
                                                                         -----------        -----------
                                                                         (UNAUDITED)
                                                ASSETS
CURRENT ASSETS
     Cash and equivalents                                                $   175,500        $   119,684
     Accounts receivable:
        Trade, net of allowance for doubtful accounts                              -              9,000
        Subscription Receivable                                                    -                  -
     Prepaid expense and other                                                 8,068             17,856
                                                                         -----------        -----------
                           Total current assets                              183,568            146,540
PROPERTY AND EQUIPMENT, AT COST:                                             140,688            140,688
                                                                         -----------        -----------
     Less accumulated depreciation                                          (73,124)           (64,098)
                                                                         -----------        -----------
         Net property and equipment                                           67,564             76,590

CAPITALIZED SOFTWARE COSTS, net of accumulated
amortization of $19,800 and $0, respectively                                 415,994            456,981

 Deferred Financing Costs                                                     21,684                  -
TOTAL ASSETS                                                             $   688,810        $   680,111
                                                                         ===========        ===========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                            $   224,345        $   210,571
     Deferred revenue                                                        -                  -
                                                                         -----------        -----------
         Total current liabilities                                           224,345            210,571

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share;
         authorized 50,000,000 shares; 4,880,000
         and 3,016,000 issued and outstanding
         March 31, 2000 and December 31, 1999, respectively                    4,880              4,875
       Additional paid-in capital                                          2,822,903          2,488,908
       Accumulated deficit                                                (2,363,317)        (2,024,243)
                                                                         -----------        -----------
         Total stockholders' equity                                          464,466            469,540
                                                                         -----------        -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                 $   688,810        $   680,111
                                                                         ===========        ===========


Approved on Behalf of the Board:

/s/ Donald Muir                        /s/ Jill S. Flateland
--------------------                   --------------------------
Donald Muir                            Jill S. Flateland

    The accompanying notes are an integral part of the financial statements.

                           PANORAMIC CARE SYSTEMS, INC

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED
                                                   MARCH 31,
                                          ---------------------------
                                            2000              1999
                                          ---------         ---------
REVENUES:
    Software license fees                 $       -         $       -
    Royalties                                     -                 -
    Consulting fees                               -                 -
    Other                                         -                 -
                                          ---------         ---------
      Total revenues                              0                 -

OPERATING EXPENSES
    Cost of Sales                                 -                 -
    Salaries and benefits                   172,342            49,909
    Management fee                                -                 -
    Product development costs                13,525             1,218
    Consulting fees                          28,259            22,076
    Recruiting fees                           4,064            60,500
    Other general and administrative        121,500            31,933
                                          ---------         ---------
                                            339,690           165,636

Operating loss                             (339,690)         (165,636)

OTHER INCOME (EXPENSE):
    Interest income                             617             2,540
                                          ---------         ---------
NET INCOME (LOSS)                         $(339,073)        $(163,096)
                                          =========         =========
BASIC AND DILUTED LOSS
    PER COMMON SHARE:                     $   (0.07)        $   (0.05)
                                          =========         =========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                        4,875,110         3,116,000
                                          =========         =========




    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                        STATEMENTS OF STOCKHOLDER EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                        COMMON STOCK            ADDITIONAL                            TOTAL
                                                  ------------------------       PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                                   SHARES           AMOUNT       CAPITAL           DEFICIT            EQUITY
                                                  ---------         ------      ----------       -----------       -------------
BALANCE, December 31, 1999                        4,875,000         $4,875      $2,488,908       ($2,024,243)        $ 469,540

Issuance of stock pursuant to warrant                 5,000              5           4,995                 -             5,000
  conversion

Issuance of special warrants                              -              -         329,000                 -           329,000

Net loss for the Three months ended
  March 31, 2000                                          -              -               -          (339,073)         (339,073)
                                                  ---------         ------      ----------       -----------         ---------

BALANCE, March 31, 2000                           4,880,000         $4,880      $2,822,909       ($2,363,316)        $ 464,467
                                                  =========         ======      ==========       ===========         =========

                          PANORAMIC CARE SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ------------------------------
                                                                                             2000                 1999
                                                                                          ---------            ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                                $(339,073)           $(163,096)
  Adjustments to reconcile net loss to net cash from operating activities:
      Contributed services                                                                        -                    -
      Depreciation & software amortization                                                   50,012                3,750
      Decrease in accounts receivable                                                         9,000                    -
      Increase in prepaid expenses                                                          (11,896)             (17,859)
      Increase (decrease) in accounts payable                                               (34,496)              51,282
      Increase in accrued liabilities                                                        48,269                    -
                                                                                          ---------            ---------
Net cash provided by (used in) operating activities                                        (278,184)            (125,923)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property plant and equipment                                                    -              (56,222)
      Capitalized software costs                                                                  -             (109,376)
                                                                                          ---------            ---------
Net cash used in investing activities                                                             0             (165,598)

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of special warrants                                            329,000               71,975
      Proceeds from conversion of warrants                                                    5,000
      Deferred Offering Costs                                                                                    (73,285)
      Stock subscriptions receivable                                                              -               99,400
                                                                                          ---------            ---------
  Net cash provided by financing activities                                                 334,000               98,090

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              55,816             (193,431)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                   119,684              350,122
                                                                                          ---------            ---------

CASH AND EQUIVALENTS, END OF PERIOD                                                       $ 175,500            $ 156,691
                                                                                          =========            =========









    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       Interim Financial Information - Basis of presentation

         The accompanying financial statements of Panoramic Care Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-B. The balance sheet as of March 31, 2000 and the statements of operations for the three ended March 31, 2000 and 1999, and the statements of cash flows for three months ended March 31, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's 10-KSB filed with the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of information contained therein. The results of operations for the three month periods ending March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the full year.

2.       Net Income (Loss) per Share

         Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

         Options to employees to purchase 580,000 shares and warrants to purchase 1,326,057 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending March 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Panoramic Care Systems, Inc. financial condition and results of operations for the three months ended March 31, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Financial Statements and the Company's 10-KSB which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

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

     In the first quarter of 2000 the company took several steps to address the weak sales results for 1999. These include: bringing on Don C. Muir as President/CEO beginning February 1, 2000, adoption of an e-solutions business model, and identification of target companies for either strategic partnering or discussion relative to merger or acquisition.

     Mr. Muir brings to Panoramic Care Systems 17 years of diverse experience in the healthcare industry covering business development, operations, information systems and finance. In addition to holding executive level positions at several major medical centers, he has founded several start-up healthcare companies and is currently Chairman/President of Ohio Renaissance Healthcare Options, an Ohio based managed care organization. Mr. Muir obtained an MBA from the University of Florida (1981) and a B.S. in Public Health from Westchester University (1979).

     Because of several factors that apply in the healthcare industry, Panoramic Care has adopted a business model that offers even more value than that of an ASP or Application Service Provider. In this model the company will function as a "general contractor" in transitioning all the necessary elements in the customer organization to the new Internet based, thin-client technology and then managing it thereafter. Centralized hosting of both Panoramic's and other "best of breed" applications is provided through the ASP role, which may be internal to Panoramic or sub-contracted. Internet connectivity/bandwidth, transaction processing and on-site support will be provided by established companies with installation coordinated by Panoramic. We believe that the key to long term success in this business model is the quality and breadth of the industry-specific content/software applications, knowledge base and the ability to provide transaction processing.

     Given the above, discussions with several key acquisition and strategic partnering targets in order to achieve the necessary breadth of content/software applications and a critical mass of customers within the target vertical markets have been initiated. We are hopeful that several of these discussions will result in arrangements that will significantly improve Panoramic's position within these respective vertical markets. On April 13, 2000 Panoramic Care Systems signed a Letter of Intent to acquire Management Data Inc. ("MDI") of St. Louis, Missouri, a provider of software accounting systems to the Long Term Care market. Over the last three years MDI has achieved compounded revenue growth of 50% per year, while net income over the same period grew at an average of 149%. MDIs 1999 revenues were more than $ 4.5 million with pre-bonus net income of almost $1.8 million.

     Our limited operating history and the early stage of discussions with prospective partners or acquisitions makes it difficult or impossible to predict our revenue and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by early stage companies that have yet to establish a sustainable position in the marketplace. Our e-solutions business model and the associated acquisition and partnering strategy may not be adequate to address these risks.

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Net revenue for the three months ended March 31, 2000 was $0. This was due to the Company changing its focus to that of providing its software from direct installs or license revenue to providing the software in an ASP (application service provider). This compares to $0 revenue in 1999.

     General and Administrative Expenses (G&A) increased $174,054 or 105% from $165,636 in 1999 to $339,690 for the quarter ending March 2000. Salaries and benefits increased $122,434 from $49,909 in 1999 to $172,342 in 2000. This increase in G&A expenses and salaries is associated with the hiring of additional personnel and relocation to new office facilities in anticipation of the release of ASP applications. Other Increases which occurred due to occupying the facility for entire quarter versus one month in the first quarter of 1999 are as follows: Rent expense increased $7,825, Business Insurance increased $8595 and software amortization increased $40,986. Travel expenses $24,888 over the previous period due to travel incurred in the exploring possible strategic relationship, targeting acquisition activities and sales related travel.

     Interest income decreased $1,922 for the three months ended March 31, 2000 from $ 2,540 in 1999 to $617 in 2000. This decrease is associated with utilization of funds in support of operations.

     Net Loss was $339,073 for the three months ended March 2000, compared to $163,096 net loss for the same period in 1999, or an increase of $175,977 loss over the same period. The net losses are associated with the increased G&A necessary to maintain a continued realignment of the business to support the delivery of the application in an ASP environment. Losses are anticipated to continue through the current fiscal year due to expenditures in attempting to reposition the product to the market place.

     LIQUIDITY AND CAPITAL RESOURCES

     During the quarter the Company completed a private placement begun in December 1999, the Company commenced a private placement of 625,000 special warrants at $.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company resulting in the receipt of $104,887 net of issuance costs of $113 in December 1999. The Company closed on $245,000 or 437,500 special warrant to officers and friends of the Company in February 2000. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.


     In March 2000, the Company commenced a private placement of 1,000,000 special warrants at $1.20. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 70,000 special warrants to a friend of the Company resulting in the receipt of $84,000. The Company closed on $1,116,000 or 930,000 special warrants of the private placement in April of 2000. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.

     The Company currently has 580,000 stock options and 1,326,057 warrants outstanding. All the options and warrants are exercisable at a price from, $.56
- $4.47 per share. If all stock options and warrants were exercised, the Company would receive proceeds of $2,632,307. All of these funds would be available to the Company as working capital.

Cash Flow

     During the three months ended March 31, 2000, cash increased by $55,817. Net cash used in operating activities for the three months ended March 31, 2000 was $278,183 compared to $125,923 for the three months ended March 31, 1999. The increase of $152,261 was primarily due to an increase in the net loss. This resulted from additional employees hired to continue software development, support and sales of the new product, and realignment of the product for the ASP market.

     Net cash used in investing activities for the three months ended March 31, 2000 was $0 compared to $165,598 for the comparable period in 1999. The company had completed its product in the previous quarter for the development required for the ASP and no additional expenditures were required for fixed assets.

     Net Cash provided from financing activities for the three months ended March 31, 2000 was $334,000 compared to $98,090 for the same period in 1999. This increase is associated with the private placements, and exercise of stock warrants.

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

                                             (Registrant)

Date: May 11, 2000                           /s/ Donald Muir
     ----------------                        -----------------------------------
                                             Donald Muir
                                             President, Chief Executive Officer

Date: May 11, 2000                           /s/ Kent A. Nuzum
     ----------------                        ----------------------------------
                                             Kent A. Nuzum
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule.