Form 10QSB
period 2000-06-30
PANORAMIC CARE SYSTEMS INC
filed 2000-08-21
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For Period Ended        June 30, 2000
                 ------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the transition period from               to
                               --------------  ------------

Commission File Number      333-76427
                       -------------------------

                          Panoramic Care Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               84-1165714
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

5181 Ward Road                                         Wheat Ridge, CO    80033
----------------------------------------               -------------------------
(Address of principle executive offices)               (city) (state) (zip code)

                                 (303) 422-3886
                -------------------------------------------------
                Registrant's telephone number including area code


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES  X    NO
                                             ---      ---

Transitional Small Business Disclosure format (check one):

                                         YES       NO  X
                                             ---      ---

The number of shares outstanding of the Registrant's $0.001 par value common stock on August 11, 2000 was 5,128,192.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          PANORAMIC CARE SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2000               1999
                                                                 -----------       ------------
                            ASSETS
 CURRENT ASSETS
     Cash and equivalents                                        $   907,981       $   119,684
     Accounts receivable:
       Trade, net of allowance for doubtful accounts                      --             9,000
     Prepaid expense and other                                        64,689            17,856
                                                                 -----------       -----------
                           Total current assets                      972,670           146,540

PROPERTY AND EQUIPMENT, AT COST:                                     140,688           140,688

     Less accumulated depreciation                                   (82,150)          (64,098)
                                                                 -----------       -----------
         Net property and equipment                                   58,538            76,590

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $200,250 and $0, respectively                      363,090           456,981
                                                                 -----------       -----------
TOTAL ASSETS                                                     $ 1,394,298       $   680,111
                                                                 ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                    $   236,127       $   210,571
     Deferred revenue                                                     --                --
                                                                 -----------       -----------
         Total current liabilities                                   236,127           210,571

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share;
       authorized 50,000,000 shares; 5,128,192
       and 4,875,000 issued and outstanding
       June 30, 2000 and  December 31, 1999, respectively              5,128             4,875
       Additional paid-in capital                                  4,048,098         2,488,908
       Accumulated deficit                                        (2,895,055)       (2,024,243)
                                                                 -----------       -----------
         Total stockholders' equity                                1,158,171           469,540
                                                                 ===========       ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,394,298       $   680,111
                                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                           PANORAMIC CARE SYSTEMS, INC

                            STATEMENTS OF OPERATIONS

                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                             JUNE 30,
                                              2000             1999               2000              1999
                                          -----------       -----------       -----------       -----------    ----
REVENUES:
    Software license fees                 $        --       $    36,190       $        --       $    36,190
                                          -----------       -----------       -----------       -----------
      Total revenues                               --            36,190                --            36,190

OPERATING EXPENSES
    Cost of Sales                                  --            36,796                --            36,796
    Salaries                                  138,395           157,205           310,738           207,114
    Product Development costs                      --                --            13,525                --
    Management fee                                 --                --                --                --
    Consulting fees                            97,604            30,783           125,863            52,859
    Recruiting fees                             3,000                --             7,064            60,500
    Other general and administrative          300,863           198,318           422,362           244,669
                                          -----------       -----------       -----------       -----------
                                              539,862           423,102           879,552           601,938
                                          -----------       -----------       -----------       -----------
Operating loss                               (539,862)         (386,912)         (879,552)         (565,748)

OTHER INCOME (EXPENSE):
    Interest income                             8,124               549             8,741             3,089
                                          -----------       -----------       -----------       -----------
NET INCOME (LOSS)                         $  (531,738)      $  (386,363)      $  (870,811)      $  (562,659)
                                          ===========       ===========       ===========       ===========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:                       $     (0.11)      $     (0.12)      $     (0.18)      $     (0.18)
                                          ===========       ===========       ===========       ===========

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING                4,968,566         3,200,000         4,921,838         3,158,000
                                          ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    2000              1999
                                                                                -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (870,811)      $  (562,659)
  Adjustments to reconcile net loss to net cash from operating activities:
      Issuance of compensatory options                                               53,104                --
      Depreciation & software amortization                                          111,941            27,800
      (Increase) decrease in accounts receivable                                      9,000           (50,670)
      Increase in prepaid expenses                                                  (46,833)          (34,659)
      Increase in accounts payable                                                   58,649            22,819
      Increase in deferred revenue                                                       --            10,890
      Increase in accrued liabilities                                               (33,092)               --
                                                                                -----------       -----------
Net cash provided by (used in) operating activities                                (718,042)         (586,479)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property plant and equipment                                           --           (81,428)
      Capitalized software costs                                                         --          (214,636)
                                                                                -----------       -----------
Net cash used in investing activities                                                    --          (296,064)

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of special warrants, net of offering costs           1,346,661                --
      Proceeds from exercise of warrants                                            210,129                --
      IPO Issuance Costs                                                            (50,451)               --
      Proceeds from issuance of common stock, net of offering costs                      --         1,002,000
      Stock subscriptions receivable                                                     --            99,400
                                                                                -----------       -----------
  Net cash provided by financing activities                                       1,506,339         1,101,400
                                                                                -----------       -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     788,297           218,857

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           119,684           350,122
                                                                                ===========       ===========

CASH AND EQUIVALENTS, END OF PERIOD                                             $   907,981       $   568,979
                                                                                ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                        STATEMENTS OF STOCKHOLDER EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                          ADDITIONAL                        TOTAL
                                                      COMMON STOCK          PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                 SHARES         AMOUNT      CAPITAL        DEFICIT          EQUITY
                                              -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1999                      4,875,000   $     4,875   $ 2,488,908    $(2,024,243)   $   469,540

Issuance of stock pursuant to exercise of
  warrant                                         253,192           253       209,876             --        210,129

Issuance of special warrants pursuant to
  private placement, net of offering costs,
  February and April 2000                              --            --     1,346,661             --      1,346,661

IPO issuance costs                                     --            --       (50,451)            --        (50,451)

Issuance of options for consulting services            --            --        53,104             --         53,104

Net loss for the Six months ended
  June 30, 2000                                        --            --            --       (870,812)      (870,812)
                                              -----------   -----------   -----------    -----------    -----------

BALANCE, June 30, 2000                          5,128,192   $     5,128   $ 4,048,098    $(2,895,055)   $ 1,158,171
                                              ===========   ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Interim Financial Information - Basis of presentation

     The accompanying financial statements of Panoramic Care Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999 and the statements of operations for the three and six months ended June 30, 2000 and 1999, and the statements of cash flows for six months ended June 30, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations and statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of information contained therein. The results of operations for the six month periods ending June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the full year.

2.   Trade Receivables

     The following information summarizes trade receivables:

                                               JUNE 30,            DECEMBER 31,
                                                 2000                  1999
                                               --------            ------------
Accounts Receivable                                 --                 9,000
                                               -------                ------
    Less allowance for doubtful accounts       (    --)                   --
                                               -------                ------
                                               $    --                $9,000
                                               =======                ======

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

     Options to employees and consultants to purchase 580,417 and warrants to purchase 1,215,807 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Panoramic Care Systems, Inc. financial condition and results of operations for the three months and six months ended June 31, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Financial Statements and the Company's 10-KSB which has been filed with the Securities and Exchange Commission and is available from the Company at no charge.

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

         In the first quarter of 2000 the company took several steps to address the weak sales results for 1999. These include: bringing on Don C. Muir as President/CEO beginning February 1, 2000, adoption of an e-solutions business model, and identification of target companies for either strategic partnering or discussion relative to merger or acquisition. During the second quarter the company made great strides towards the execution of the strategic imperatives established in early 2000. The major accomplishments in this regard include aggressive product integration with the MDI software platform, substantive discussions with a second Long Term Care software acquisition target, preliminary discussions with a Home Care software acquisition target and establishment of several software development agreements directed at expanding both the breadth and functionality of the company's product and ASP service offerings

         On April 10, 2000 the company signed a letter of intent to merge with Management-Data, Inc. ("MDI"). MDI is a privately held company with 33 employees. The Company believes the acquisition provides the Company an edge in information technology delivery for the health-care industry via Internet ultra-thin client technology. With the combination of MDI and Panoramic software applications, the Company feels it is positioned to be the a significant Application Service Provider (ASP) provider to the long-term healthcare market. MDI is a provider of software accounting systems to the long term care market. Over the last three years MDI has achieved compounded revenue growth of 50% per year, while net income over the same period grew at an average of 149%. MDI's 1999 revenues were more than $ 4.5 million with pre-bonus net income of almost $1.6 million. At the end of 1999 MDI had approximately 20 customers using the On line advantage accounting software in an ASP delivery method.

         The main factors for the combination with MDI was its delivery of its product in an ASP environment. This gives the Company significant advantages in delivering its products to its customers in an ASP method. This is represented by the Company's quick response in integrating its patient assessment engine to MDI's customers.

         In parallel with the MDI acquisition proceeding, Panoramic and MDI staff began work on a pre-admission screening application as the first of many products that will take full advantage of the combined industry knowledge and technical expertise. In June 2000 the Company and MDI released a beta version of PreView, a pre-admission screening tool for assessing the cost of care for skilled nursing facilities. This product combined the Company's advanced patient assessment engine with MDI's Online Advantage System. The Company begun beta testing, in an ASP environment, with two skilled nursing facilities: Price Memorial, a 120-bed facility of Eureka, Missouri, and Gibbs Care Center, a 90-bed facility of Steelville, Missouri. PreView provides users with projected revenue and cost information for each patient during the admission process. This tool is designed to capture both demographic information from the MDI platform, and costs from the Company's Clinical pathway system. The product then compares these results to the provider reimbursement rate. This comprehensive comparison will provide facilities with valuable information to better control costs in a capitated rate environment. The product will be the first in a series of ASP offerings delivered by the Company.

         During the second quarter the Company signed an agreement with a Houston based Long Term Acute Care provider to expand it's proprietary clinical pathway and care planning application to address the unique needs of these providers. The resultant software product will enhance the Company's ability to address the information system needs of higher-end, multi-faceted healthcare organizations. Particularly with ASP software solutions that both reduce Total Cost of Ownership and provide them with a clinically sound tool that allows them to manage the cost of delivering care. In addition, the Company began substantive discussions regarding private labeling of a cost accounting application that will enhance it's customers ability to identify and measure accurately their costs.

         Because of several factors that apply in the healthcare industry, the Company has adopted a business model that offers even more value than that of an ASP or Application Service Provider. In this model the company will function as a "general contractor" in transitioning all the necessary elements in the customer organization to the new Internet based, thin-client technology and then managing it thereafter. Centralized hosting of both the Company's and other "best of breed" applications is provided through the ASP role, which may be internal to Company or sub-contracted. Internet connectivity/bandwidth, transaction processing and on-site support will be provided by established companies with installation coordinated by the Company. We believe that the key to long term success in this business model is the quality and breadth of the industry-specific content/software applications, knowledge base, exceptional customer support and service, and the ability to provide transaction processing.

         Given the above, discussions the Company has focused on several key acquisition and strategic partnering targets in order to achieve the necessary breadth of content/software applications and a critical mass of customers within the target vertical markets. We are hopeful that several of these discussions will result in arrangements that will significantly improve Panoramic's position within these respective vertical markets.

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

           RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         Net revenue for the three months ended June 30, 2000 were $0 compared to $36,190 in fiscal 1999. The Company since the first quarter has limited its sales efforts to a very select number of entities and has not yet closed on any of those opportunities. The Company for the first half of the year focused its efforts on strategic relationships and merger and acquisition activities and development of its software. Additionally the efforts of the Company in the second quarter were directed to the integration of the PreView software with MDI online advantage software.

         Cost of Revenues in the current quarter was $0 compared to $36,796 for the three months ended June 30, 1999.

         General and Administrative Expenses (G&A) increased $153,556 or 40% from $386,306 in 1999 to $539,862 for the quarter ending June 2000. Salaries decreased $18,810 from $157,205 in 1999 to $138,395 in 2000. This decrease in salary was attributed to the Company cutting overhead at the end of 1999 to refocus the Company as an ASP delivery vehicle. Consulting expenses increased $66,821 over the three month ending June 1999. This increase is associated with the Company's M & A and strategic relationship activities in the current year. Other general and administrative expenditures increased $102,545 to $300,863 for the three months ended June 30, 2000 versus $198,318 for the same period in 1999. The largest increases were in legal expenses totaling $82,432 and travel expense totaling $79,633 for the quarter representing 54% of the total other general and administrative expenditures in the quarter. The increased travel is associated with the fund rasing activities, strategic partnering activities and shareholder road show activities. The portion of legal expenditures increase is due to the merger activities in the second quarter.

         Interest income increased $7,575 in the three months ended June 30, 2000 from $ 549 in 1999 to $8,124 in 2000. This increase in interest income is attributed to the funds raised in its private placement activities.

         Net Loss was $531,738 for the three months ended June 30, 2000, compared to $386,363 net loss for the same period in 1999, or an increase of $145,375 loss over the same period. The net loss is associated with the increased G&A necessary to develop other strategic relationships and other merger and acquisition activities. Losses are anticipated to continue through the current fiscal year due to expenditures required to develop the strategic relationships necessary to execute its ASP infrastructure.

            RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         Net revenue for the six months ended June 30, 2000 was $0 compared to revenues of $36,190 for the same period in 1999. Due to the Company's limited success with sales penetration the Company began to refocus its efforts to developing strategic relationships. The Company completed the conversion to provide for the delivery of its software utilizing thin server technology in an ASP format. Additionally the efforts of the Company in the second quarter were directed to the integration of the advanced patient assessment engine software with MDI online advantage software to deliver PreView only in an ASP environment.

         Cost of Revenues was $0 in 2000 compared in to $36,796 for the six months ended June 30, 1999.

         General and Administrative Expenses (G&A) increased $314,410 or 56% from $565,142 for the first six months in 1999 to $879,552 for the same six months period in the 2000. Salaries increased $103,624 from $207,114 in 1999 to $310,738 in 2000. Consulting fees totaled $125,863 for the six months compared to $ 52,859 in the previous period in 1998 or an increase of $73,004. This increase is associated with use of consulting service to assist in strategic relationships and merger and acquisition activities. Other general and administrative expense increased $177,694 from $244,669 in the 1999 period compared to $422,363 year to date. This increase is mainly associated with legal which totaled $88,803 and travel expenditures that totaled $111,236 for the six months ended June 2000.

         Interest income increased $5,652 for the six months ended June 30, 2000 from $3,089 in 1999 from $8,741 in 2000. This increase in interest income is attributed to the completion of the private placements in the first six months of 2000.

         Net loss totaled $ 870,811 for the six months ended June 30, 2000, compared to $562,659 net loss for the same period in 1999, an increase of $308,152 net loss over the same period. The net losses is associated with the increased G&A necessary to develop other strategic relationships and other merger and acquisition activities. Losses are anticipated to continue through the current fiscal year due to expenditures required to develop the strategic relationships necessary to execute its ASP infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter the Company completed a private placement begun in December 1999, the Company commenced a private placement of 625,000 special warrants at $.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company resulting in the receipt of $104,887 net of issuance costs of $113 in December 1999. The Company closed on $245,000 or 437,500 special warrant to officers and friends of the Company in February 2000. The Company received $242,165 net of issuance costs. The special warrant allows the warrant holder to have issued, at no additional costs, one share of the Company's common stock for each special warrant purchased.

         In April 2000, the Company completed a private placement of 1,000,000 special warrants at $1.20. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company issued 1,000,000 special warrants and warrants to purchase 500,000 shares of the Company's common stock at $1.20 in a private placement. The Company received net proceeds of $1,104,496 after incurring issuance costs of $95,504. The special warrant allows the warrant holder to have issued, at the warrant holders option at no additional costs, one share of the Company's common stock for each special warrant purchased.

         During the first half of 2000, warrant holders exercised warrants resulting in the issuance of 253,192 common shares resulting in proceeds to the Company of $210,129.

         The Company currently has 580,417 stock options and 1,215,807 warrants outstanding. All the options and warrants are exercisable at a price from, $.56
- $4.47 per share. If all stock options and warrants were exercised, the Company would receive proceeds of $2,781,830. All of these funds would be available to the Company as working capital.

CASH FLOW

         During the six months ended June 30, 2000, the Company used cash from operations in the amount of $718,043 compared to $586,479 in the prior year. This is the result of supporting increased losses from operations.

         Cash used in investing activities totaled $0 during the period ended June 30, 2000 compared to $296,064 in the prior year.

         Cash generated by financing activities was $1,506,339 for the period ended June 30, 2000 compared to $1,101,400 in the previous year. The Company completed private placements resulting in receiving $1,346,661 net of issuance costs, received proceeds from the exercise of warrants totaling $210,129 and incurred $50,451 in IPO expenses.

         The Company generated a net increase of $788,297 in cash mainly from the completion of its private placements. Management believes the Company will utilize cash flow through 2000, due to Company's focusing on shifting its objectives of the Company to become a deliverer of software in an ASP format.

CAPITAL RESOURCES

         The Company's cash flow has increased over the last 6 months, due to the completion of two private placements resulting in net proceeds to the Company of $1,346,661. The Company will be required to raise additional funding through external equity financing activities to fund the Company's plan to execute on its vision of developing a best of breed content provider of its software to the long term care market. Management anticipates that the Company will continue to invest significant resources in developing strategic relationships and focusing on other acquisition targets..

         Management believes that it has access to capital in the form of additional equity financing, capital equipment leasing and bank debt. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the expenditures for acquisition debt and facility expansion, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the board of directors and management deems to be in the Company's best interests.

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

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders' of Panoramic Care Systems, Inc ("the Meeting") was held on June 21, 2000, in which a total of 2,711,397 eligible votes of common stock were represented out of the 5,024,192 eligible votes of common stock entitled to vote. At the Meeting, four proposals were considered and acted upon: (1) Election of Directors; (2) Adoption of Hein & Associates as Panoramic's independent accountants; (3) Adoption of an increase to 1,300,000 shares from 900,000 shares of common stock to be issued under the Company Stock Option Plan of Panoramic; and (4) Adoption of proposal to approve the merger of a wholly owned subsidiary with Management-Data, Inc. and Panoramic.

         The results of the Election of Directors were as follows:

                                  Common Stock Votes       Common Stock
      Name                                For             Votes Against
     ---------------------------------------------------------------------
      Don Muir                             2,711,397                   0

      Jill Flateland                       2,711,397                   0

      Byron Flateland                      2,711,397                   0

      Frank Poggio                         2,711,397                   0

         All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

         The results of the appointment of Hein & Associates, increase in common stock available for the stock option plan, and the approval of the merger with Management-Data, Inc. were as follows:

                                 Appointment of Hein   Increase Common Stock for the      Approve the Merger with
                                    & Associates             Stock Option Plan              Managment-Data Inc.
                                -----------------------------------------------------------------------------------
         For                           2,710,397                  2,644,475                       2,646,150

         Against                                                      1,000                           1,000

         Abstaining                        1,000                      1,000                              50

         Not Voted                             0                     64,197                          64,197

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

                                       (Registrant)

Date: August 21, 2000                  /s/ Don Muir
     ------------------                --------------------------------
                                       Don Muir
                                       President, Chief Executive Officer

Date: August 21, 2000                  /s/ Kent A. Nuzum
     ------------------                --------------------------------
                                       Kent A. Nuzum
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

  27           Financial Data Schedule