Form 10QSB
period 2000-09-30
PANORAMIC CARE SYSTEMS INC
filed 2000-11-20
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                September 30, 2000
                ------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                               -------    -------

Commission File Number              333-76427
                                 --------------


                          Panoramic Care Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                          84-1165714
         ------------------------           -------------------------
         (State of Incorporation)           (IRS Employer ID Number)

         11432 Tesson Ferry Road               St Louis, MO          63123
 ----------------------------------------      ------------------------------
 (Address of principle executive offices)      (city)  (state)     (zip code)

                                 (314) 849-2700
                -------------------------------------------------
                Registrant's telephone number including area code


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

The number of shares outstanding of the Registrant's $0.001 par value common stock on November 15, 2000 was 8,618,035.

                          PANORAMIC CARE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                        Page No.

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                   3 -  9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10 - 15

PART II. OTHER INFORMATION                                                                   16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          PANORAMIC CARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                   2000                1999
                                                                                ------------       -----------
                                                 ASSETS

CURRENT ASSETS
     Cash and equivalents                                                        $     5,566       $   119,684
     Accounts receivable:
        Trade, net of allowance for doubtful accounts                                308,718           337,022
     Prepaid expense and other                                                        74,628            46,796
                                                                                 -----------       -----------
         Total current assets                                                        388,912           503,502

PROPERTY AND EQUIPMENT, AT COST:                                                     844,571           702,836

     Less accumulated depreciation                                                  (491,807)         (347,370)
                                                                                 -----------       -----------
         Net property and equipment                                                  352,764           355,466

SECURITIES AVAILABLE FOR SALE                                                             --           526,941

CAPITALIZED SOFTWARE COSTS, net of accumulated
amortization of $247,195 and $106,360, respectively                                  316,146           456,981
                                                                                 -----------       -----------

Other assets                                                                          10,105            10,103
Deferred taxes                                                                            --            16,095

TOTAL ASSETS                                                                     $ 1,067,927       $ 1,869,088
                                                                                 ===========       ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $   503,441       $   341,926
     Bank line of credit                                                             264,158           232,819
     Accrued liabilities                                                             206,125           313,245
     Accrued bonus                                                                   112,500                --
     Accrued 401k liability                                                           69,028                25
     Notes payable                                                                    25,000            12,929
     Current portion - long term debt                                                 24,123                --
     Current portion - capital lease obligation                                       90,678           105,230
                                                                                 -----------       -----------
         Total current liabilities                                                 1,295,053         1,006,174

CAPITAL LEASE OBLIGATIONS, less current maturities                                     6,519            75,030

LONG-TERM DEBT, less current maturities                                               15,434            88,977

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share; authorized 50,000,000 shares;
         8,618,035 and 8,375,000 issued and outstanding September 30, 2000
         and December 31, 1999, respectively                                           8,618             8,375
       Additional paid-in capital                                                  3,724,195         2,408,193
       Accumulated other comprehensive earnings, net                                      --           151,018
       Accumulated deficit                                                        (3,981,892)       (1,868,679)
                                                                                 -----------       -----------
         Total stockholders' equity                                                 (249,079)          698,907
                                                                                 -----------       -----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                         $ 1,067,927       $ 1,869,088
                                                                                 -----------       ===========


    The accompanying notes are an integral part of the financial statements.

                           PANORAMIC CARE SYSTEMS, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                               2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
REVENUES:
    Software license fees                  $   318,991       $   671,864       $ 1,548,508       $ 2,353,614
    Services                                   444,373           367,004         1,436,822         1,020,928
    Royalties                                       --               894                --               894
                                           -----------       -----------       -----------       -----------
      Total revenues                           763,364         1,039,762         2,985,330         3,375,436

OPERATING EXPENSES
    Cost of license fees                        16,599            66,954            60,462           103,750
    Cost of service                            446,634            92,907           779,705           370,690
    Product development                          3,435                --            16,960                --
    General and administrative               1,436,703         1,046,951         2,884,072         3,059,626

    Sales and Marketing                        765,508           213,881         1,322,941           552,213
    Engineering                                 70,486            37,160           179,184           127,648
                                           -----------       -----------       -----------       -----------
                                             2,739,365         1,457,853         5,243,324         4,213,927

Operating loss                              (1,976,001)         (418,091)       (2,257,994)         (838,491)

OTHER INCOME (EXPENSE):
    Loss on sale of fixed assets                    --                --                              (3,033)
    Misc Income                                     --             1,959             2,830
    Interest and dividend income                 7,881            19,355            22,398            32,329
    Gain (loss) on sale of securities               --            (1,011)          172,389                --
    Interest expense                           (14,253)           (8,388)          (29,580)          (17,047)
                                           -----------       -----------       -----------       -----------
      Total other income (expense)              (6,372)           11,915           165,207            15,079

Income before taxes                         (1,982,373)         (406,176)       (2,092,787)         (823,412)

Income tax benefit (expense)                                      17,165           (20,427)           58,027

NET INCOME (LOSS)                          $(1,982,373)      $  (389,011)      $(2,113,214)      $  (765,385)
                                           ===========       ===========       ===========       ===========

BASIC AND DILUTED LOSS
      PER COMMON SHARE:                    $     (0.23)      $     (0.05)      $     (0.25)      $     (0.11)
                                           ===========       ===========       ===========       ===========

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                           8,586,344         8,146,163         8,476,898         7,136,379
                                           ===========       ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    2000              1999
                                                                                -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(2,113,214)      $  (765,385)
  Adjustments to reconcile net loss to net cash from operating activities:
      Issuance of warrants for consulting services                                   53,104                --
      Depreciation & software amortization                                          285,274           144,213
      Provision for doubtful accounts                                                    --            30,000
      Loss on sale of investments                                                        --             3,033
      Deferred tax expense                                                           16,095
      Realized gain on sale of securities available for sale                       (172,389)               --
      (Increase) decrease in accounts receivable                                     28,304          (370,985)
      Increase in prepaid expenses                                                  (27,832)         (111,478)
      Increase in accounts payable                                                  161,515            47,424
      Increase (decrease) in accrued liabilities                                     74,383           (17,861)
      Increase in officer note                                                           --          (160,600)
      Increase in accrued bonus                                                          --         1,137,000
                                                                                -----------       -----------
Net cash provided by (used in) operating activities                              (1,694,760)          (64,639)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchased securities available for sale                                       (76,874)
      Proceeds from sale of securities available for sale                           548,310
      Purchase of property plant and equipment                                     (141,736)         (201,806)
      Capitalized software costs                                                         --          (316,837)
                                                                                -----------       -----------
Net cash used in investing activities                                               406,574          (595,517)

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from short-term debt                                                  56,339            85,064
      Repayment of long-term debt                                                   (49,420)         (158,416)
      Proceeds (payment) of Margin debt                                             (12,929)            9,440
      Distributions to shareholders                                                (225,000)               --
      Principal payments on capital on lease obligations                            (83,064)          (21,475)
      Proceeds from issuance of special warrants, net of offering costs           1,334,976         1,081,171
      Proceeds from exercise of warrants                                            203,616                --
      IPO issuance costs                                                            (50,450)               --
      Stock subscriptions receivable                                                     --            99,400
                                                                                -----------       -----------
  Net cash provided by financing activities                                       1,174,068         1,095,184

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (114,118)          435,028

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           119,684           459,724
                                                                                -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                                             $     5,566       $   894,752
                                                                                ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                                         ACCUMULATED
                                                        COMMON STOCK         ADDITIONAL                     OTHER         TOTAL
                                                                               PAID-IN     ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                                     SHARES        AMOUNT      CAPITAL       DEFICIT       INCOME        EQUITY
                                                   ----------   -----------  -----------   -----------   -----------   -----------
BALANCE, December 31, 1999                          8,375,000   $     8,375  $ 2,408,193   ($1,868,679)  $   151,018   $   698,907

Issuance of stock pursuant to exercise of warrant     243,035           243      203,373            --            --       203,616
Issuance of special warrants pursuant to private
  placement net, of offering costs, February and
  April 2000                                               --            --    1,334,976            --            --     1,334,976
IPO issuance costs                                         --            --      (50,450)           --            --       (50,450)
Cash Dividend paid by pooled company                 (225,000)           --           --      (225,000)
Issuance of options for consulting services                --            --       53,104            --            --        53,104
Recognition of other comprehensive income                  --            --           --            --      (151,018)     (151,018)
Net loss for the Nine months ended
  September 30, 2000                                       --            --           --    (2,113,214)           --    (2,113,214)
                                                   ----------   -----------  -----------   -----------   -----------   -----------
BALANCE, September 30, 2000                         8,618,035   $     8,618  $ 3,724,196   ($3,981,893)  $        --   $  (249,079)
                                                   ==========   ===========  ===========   ===========   ===========   ===========





    The accompanying notes are an integral part of the financial statements.

                          PANORAMIC CARE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL INFORMATION - BASIS OF PRESENTATION

         These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in preparation of interim reports.

         The accompanying consolidated interim financial statements include the accounts of Panoramic Care Systems, Inc. and its wholly-owned subsidiaries, Management-Data, Inc. ("MDI"), (collectively PCS or the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
         Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for nine months ended September 30, 2000 and 1999, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of information contained therein. The results of operations for the nine month periods ending September 30, 2000 and 1999 are not necessarily indicative of results to be expected for the full year.

         The consolidated financial statements of the Company for the three months and nine months ended September 30, 2000 and the audited consolidated financial statements ending December 31, 1999 have been restated to give retroactive effect to the acquisition of MDI on August 25, 2000 which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statement of stockholders' equity reflect the accounts of Panoramic as if the additional common stock issued in connection with the mergers had been issued for all periods presented.

         It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Current Report on Form 8-K and 8-K/A filed with the Securities & Exchange Commission on September 9, 2000 and November 7, 2000, respectively filed with the Securities and Exchange Commission.

         As part of the acquisition of MDI the Company began doing business as MDI Technologies, Inc. to better brand its common products under one common name. The Company will be seeking shareholder approval for this name change at a shareholder meeting when appropriate.

2.       BUSINESS ACQUISITIONS

         Effective August 25, 2000, the Company completed the acquisition (the"Acquisition") of MDI located in St. Louis, Missouri which provided for the exchange of all of the outstanding stock of MDI for 3,500,000 shares of PCS common stock. The acquisition has been accounted for as a pooling of interests. Acquisition costs of the combined entity totaled approximately $ 329,410 and are directly related to the acquisition and where expensed during the third quarter, which include bankers fees, audit fees, legal fees, and printing fees.


         Pooling Company          Nature of Operations           Merger Date
         Management-Data, Inc.    Long-term care software        August 25, 2000

         Revenue and net loss of PCS, MDI as consolidated for the periods presented are as follows:


REVENUE:
Nine Months Ended September 30, 2000
PCS through August 25, 2000                      $        --
MDI through August 25, 2000                        2,764,409
                                                 -----------
Subtotal                                           2,764,409
PCS/MDI from August 25 to September 30, 2000         220,921
                                                 -----------
PCS, consolidated                                  2,985,330
                                                 ===========
NET LOSS:
PCS through August 25, 2000                       (1,344,564)
MDI through August 25, 2000                         (535,880)
                                                 -----------
Subtotal                                          (1,880,444)
PCS/MDI from August 25 to September 30, 2000        (232,770)
                                                 -----------
PCS, consolidated                                 (2,113,214)
                                                 ===========


         Intercompany payables of approximately $328,750 have been eliminated during the period.

3.       TRADE RECEIVABLES

         The following information summarizes trade receivables:


                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2000               1999
                                              -------------      -------------
Accounts Receivable                                 338,718            367,022
     Less allowance for doubtful accounts           (30,000)           (30,000)
                                              -------------      -------------
                                              $     308,718      $     337,022
                                              =============      =============

         The Company has no costumers that comprised 10% or more of the sales through the nine month ending September 30, 2000. The Company had one customer that represented 11% or $ 54,746 of the total accounts receivables as of September 30, 2000. This customer currently has a scheduled payment plan and is current on this payment plan and it is felt that the account is collectable.

4.       REVENUE RECOGNITION

         The Company's revenue is derived from the licensing of computer software and from service revenues consisting of maintenance and support, training and consulting. License fee revenues are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenue from software maintenance and support is recognized ratably over the contract period. Software maintenance and support is billed monthly at the time the support is due from the customer for the current months services and is due 30 days from billing. The Company then establishes a reserve for the collectability of that maintenance and support receivable. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred.

5.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are listed below:


                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   2000             1999             2000             1999
                                               -----------      -----------      -----------      -----------
Net Income (loss)                              $(1,998,468)     $  (389,011)     $(2,113,214)     $  (765,385)
Other comprehensive income (loss):
     Reclass adjustment for realization of
     previous unrealized gains                          --               --          151,080               --
                                               -----------      -----------      -----------      -----------
Comprehensive income (loss)                    $(1,998,468)     $  (389,011)     $(2,264,294)     $  (765,385)
                                               ===========      ===========      ===========      ===========


6.       NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

         Options to employees to purchase 532,417 shares and warrants to purchase 1,701,764 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending September 30, 2000.

                           FORWARD-LOOKING STATEMENTS

                  Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statement often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward- looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following is a discussion and analysis of Panoramic Care Systems, Inc.'s consolidated financial condition and results of operations for the three months and nine months ended September 30, 2000 and 1999. We also discuss certain factors that may affect our prospective financial condition and results of operations. This section should be read in conjunction with the Condensed Financial Statements and the Company's 10-KSB and the Current Report on Form 8-K and 8-K/A filed on September 9, 2000 and November 6, 2000, respectively filed with the Securities and Exchange Commission and is available from the Company at no charge.

                  On August 25, 2000, the Company completed the acquisition of Management-Data, Inc. (MDI). This resulted in the Company expanding its software offerings to include the fully functional line of software provided by MDI. In September, the Company closed its offices in Colorado and moved the Corporate headquarters to St. Louis, MO, the location of MDI. The Company began utilizing a common name and is now doing business as MDI Technologies, Inc. to build a better brand awareness of the combined product offerings of PCS and MDI. Upon completion of the acquisition, the Company has begun to integrate PCS' Integrity software, with its Clinical Pathways, into MDI's software suite. This will provide the Company with what we perceive to be a leading edge application. This unique program is the only clinically-based reimbursement system in the long-term care industry.

                  In July 2000, the Company released PREVIEW software in beta. PREVIEW provides users with projected revenue and cost information for each patient during the admission process. This tool is designed to capture both demographic information from the MDI platform, and costs from PCS Clinical Pathway system. The product then compares these results to the provider reimbursement rate. This comprehensive comparison will provide facilities with valuable information to better control costs in a capitated-rate environment. The product will be the first in a series of combined Application Service Providers ("ASP") offerings delivered by the Company to its customers exclusively via the ASP. The Company currently has 8 customers in beta using the product with initial response to the product being very positive. PREVIEW'S expected final release is November 2000.

                  The Company sells computer software and provides consulting services to healthcare professionals to assist in identifying, estimating, and managing costs and expenses related to the provision of patient care services in extended-stay healthcare facilities. PCS software, Integrity, uses patient symptoms and diagnoses to develop a detailed treatment plan and forecast expected costs of treatment to the healthcare provider. MDI software, On-Line Advantage, is designed for the increasingly complicated regulated reporting needs of the long-term care setting. The suite of products includes modules that provide all aspects of financial reporting, including general ledger, accounts receivable, accounts payable and payroll. Clinical products include MDS, Care Plans, Physicians' Orders and Vitals Charting programs. These integrated clinical and accounting programs provide for open communication for accurate Medicare billing under the Perspective Payment System for reimbursement
         (PPS). Other programs include QuickAdmit, an admissions application that streamlines the admissions process, and Touch Time, a time and attendance software that integrates with the payroll system.

                  In August, the Company signed a letter of intent to acquire Continuex Corporation of Bellevue Washington. Continuex provides software applications to the long-term care industry and services approximately 200 customers in the Pacific Northwest region of the U.S. If consummated, this acquisition will allow the Company to quickly gain additional market share. Continuex clients will be converted to MDI's software platform which will allow the Company to support the clients from a centralized call center. The acquisition is dependent on the completion of a funding round currently contemplated to close in November 2000.

                  The Company will continue to aggressively expand its market share of long-term care facilities by building its infrastructure and transitioning to an Application Service Provider (ASP) model for delivering software. The Company has intentionally increased its expenditures in this time period in an attempt to increase market share. From May 2000 through October 2000, the Company increased its employee base from 26 to 48 personnel in all areas including R&D, Support staff, Sales and Marketing. During this period, the Company added 6 new sales staff for a total of 7 regional sales representatives, a Director of National Accounts, a Director of Sales and a Director of Marketing. With this growth, the Company has focused on expanding its position as an ASP to deliver On-Line Advantage software over the Internet. With this new delivery system, the Company has contracted with 50 facilities (over 150 users) using this service since January 2000. MDI has successfully operated with a limited recurring revenue model for the past 18 years through Support Service contracts. By increasing recurring revenues via a subscription ASP model, management believes that it is better positioned to purse long-term profitability.

                  MDI developed its applications with the aim of: (i) automating access to all pertinent data; (ii) providing standardized guidance as to when and where to most appropriately deliver each service a patient requires; and (iii) automating the documentation to assure timely reimbursement and compliance.

                  MDI is attempting to achieve four goals with it's product:

                           1. Minimize costs by effectively managing the clinical and financial services delivered;

                           2. Reduce the administrative time associated with regulatory and guideline compliance;

                           3. Provide users with the ability to accurately diagnose and track services delivered to assist in delivering adequate quality of care, efficiently; and

                           4. Enable the sharing of information between care-giving facilities.

                  In an effort to continue as a leading edge provider of industry application to the long term care market and to leverage the combined companies technology, the Company is developing the Enhanced Clinical Option ("ECO"), which will incorporate the PCS Clinical Pathways product into the MDI On-Line Advantage suite of products. This module, when released, will be the only true clinical pathways product designed for the long-term care marketplace using both diagnoses and resident symptoms. The Company believes that by expending resources in this area, the Company will be able to offer additional features not currently available from its competitors.

                  The Company's progress, in terms of re-inventing itself into an ASP provider, is proceeding ahead of projections. The acceptance level of the ASP delivery system, with new customers as well as existing customers who are converting to this model, is currently outpacing the Company's projections. The Company realizes that an increase in acceptance will generate less immediate revenues and more long-term recurring revenues. This is consistent with the Company's long-term goals and objectives.

              Our limited operating history in the development and delivery of software application over the Internet, makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by the Company transitioning its revenue to that of a recurring revenue model through the deliver of its software applications over the Internet. The Company is dependent, to an extent, on the continued rollout of broadband telecommunication services to both rural and metropolitan areas in order to successfully implement this strategy/ The Company is also reliant on the successful build out of an ASP platform internally or the strategic partnering with an existing ASP in the Internet space. Additionally, the Company must be successful in the acquisition and integration of these acquisitions into the Company's infrastructure. We may not be successful in addressing these risks and difficulties.

         RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                  Net revenue for the three months ended September 30, 2000 was $764,364. This was a decrease of $276,398 or 27% from $1,039,762 for the three months ended September 30, 1999. Service revenues for the three months ended September 30, 2000 totaled $444,373, an increase of 21% or $77,369 from the three months ended September 30, 1999. This increase is the result of the recurring revenue stream from maintenance support service contracts. The increase is the direct result of having more software sites installed over the previous year, as well as the Company's focus of delivering content via an ASP model. At September 30, 1999 the Company had 500 installed sites versus 700 at September 30, 2000 resulting in increased recurring revenues being billed. Software license fees decreased $352,873 or 53% over the same three month period in 1999. The software license fee decrease is associated with a shift in new business from a "shrink wrap" or one time sale for software license, to a monthly recurring sale or "subscription" model through the ASP. This decrease will possibly continue for the short term since the Company's objective is to focus on selling its software through the ASP, and to increase the recurring revenue stream over the long term with ongoing subscription fees, which are significantly higher than the standard maintenance and service contract fees.

                  Cost of license fees and service, associated with installing and maintaining license and services, in the current quarter was $463,233 an increase of $303,372 or 190%. The increase is associated with increased payroll due to the hiring of additional support and training personnel totaling $41,000 and training manuals totaling $10,000.

                  Sales, General and Administrative and Engineering Expenses (SG&A and Engineering) increased $1,331,867 or 96% from $1,390,899 in 1999 to $2,722,766 for the quarter ending September 30, 2000. General and Administrative expenses increased $389,752 mainly due to merger costs for legal, accounting and banker fees of $329,000 and travel expenditures of $50,000. Sales and Marketing increased $551,627 or 258% over the same nine month period in 1999. This increase was mainly from expenditures to announce the acquisition of MDI, and to brand the combined Company's new image. In June 2000, the Company engaged an advertising and creative/media company, resulting in the Company incurring and additional $5,000 monthly fee to create a new logo, business stationary and new marketing material. This included new marketing materials, demonstration CD's and packages, and trade show "give-aways". Marketing expense also includes a direct mail program, targeting 19 states, that was launched in April 2000. Additionally, the Company expended $100,000 to acquire new state-of-the art booth, with an Internet cafe to promote the Company's ASP technology for industry conventions. In the quarter, the Company attended two major, national industry conventions. At one of the large national conventions the Company hosted a $20,000 dinner for the 7,000 attendees. The Company exhibited at twenty state conventions in the third quarter. The Company expended advertising dollars in four major long-term care publications, promoting the merged companies of PCS and MDI and the ASP services. This advertising runs through December 2001. These expenses resulted in $180,000 being expended over the same period in 1999, travel increasing $30,000 and an increase in payroll of $82,000 from the addition of sales representatives in the third quarter. Engineering increased $33,326 or 90% over the same three month period in 1999 due to four additional employees being hired in the quarter to develop additional ASP based products for the long-term care market.

                  Other income and expenses decreased from an income of $11,915 in 1999 to an expense in 2000 of $6,372 mainly due to a decrease of interest and dividend income of $11,474 or 59% and an increase of interest expense of $5,865 or 70% due to increased leasing associated with expenditures for equipment to grow the ASP aspects of the Company's growth.

                  Net Loss was $ $1,982,373 for the three months ended September 30, 2000, compared to a $389,011 net loss for the same period in 1999, or an increase of $1,593,362 over the same period. The net losses are associated with the increased SG&A and engineering in completing the merger with MDI in addition to the expansion of the Company's sales and marketing and training/support to expand the growth of the Company's ASP strategy. Additionally, the increase in the loss is associated with the transition of "shrink wrap" software sales to ASP subscription revenue model in which the Company has implemented 40 installs in fiscal 2000 for the period ending September 30, 2000.

         RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                  Net revenue for the nine months ended September 30, 2000 was $2,985,330 compared to revenues of $3,375,436 for the same period in 1999. This represents a decrease of $390,106 or 12% over the nine months ending September 30, 1999. The decrease is associated with a decrease in software license fee with an offset increase in services fees. This shift is due the Company changing its focus to deliver of its software in an ASP format, for increased recurring revenue, versus the reliance on one-time software sales.

                  Cost of license fees and service expense, associated with installing and maintaining license and services, was $840,167 increasing 77% or $365,727 over the same period in 1999. The largest percentage of the increase was due to the addition of five support personnel which resulted in additional salary and benefits of $116,000. Other expenses included, training manuals and support materials of $48,000, recruiting bonus of $17,000, a consulting firm for the ASP system and training due to staff shortages totaling $53,000, and additional travel totaling $25,000 in support of the additional software installs over the same period in 1999.

                  Sales, General and Administrative and Engineering Expenses (SG&A and Engineering) increased $663,670 or 18% from $3,739,487 for the nine months in 1999 to $4,403,157 for the same nine months period in the 2000. General and Administrative expenses decreased by $175,554 or 6% over the same nine month period in 1998. The largest decrease pertains to a reduction in bonus expense by $615,000 and the departure of a president in 1999 resulting in a reduction of $75,000. Consulting expenses increased $55,000, travel expense increased by $50,000, printing material increased $90,000, and merger expenses totaling $329,000 in the quarter. Sales and marketing increased $770,728 or 140% over the same nine month period in 1999. Salaries and benefits increase $165,000 due in part to the increase in the third quarter by six sales personnel and bonus paid to officers of MDI. Marketing events increased by $207,000 due to the Company attempting to develop more market awareness by attending more national conventions, advertising in industry publications and a larger direct mail campaign in 2000 over the same nine month period in 1999. Additionally, Sales and marketing spent an additional $62,000 in travel over the same nine month period in 1999 relating to marketing events attended and travel to assist sales representatives in their sales activities. Engineering increased $51,536 or 40% over the nine months ended September 30, 1998 due to travel increasing $6,000, telephone increasing $7,000 and outside consulting increasing $5,000.

                  Other income and expenses increased $150,128 over the nine month period ending September 30, 1999 from $15,079 to $165,207 for the nine months ended September 30, 2000. The largest portion of the increase is associated with the sale of marketable securities resulting in a $172,389 gain in 2000. Interest and dividend income decreased by $9,931 the over same nine month period in 1999 due to the liquidation of the marketable securities. Interest expense increased $12,533 or 10% due to additional equipment being leased.

                  Net loss totaled $ $2,113,214 for the nine months ended September 30, 2000, compared to $765,385 net loss for the same period in 1999, or an increased loss of $1,347,829 over the same period. The net loss is associated with the increased SG&A necessary to ramp quarterly sales growth.

         LIQUIDITY AND CAPITAL RESOURCES

                  During the first quarter, the Company completed a private placement begun in December 1999, of 625,000 special warrants at $.56 to officers and friends of the Company. Each special warrant can be converted, for no additional consideration, into one share of common stock with one-half warrant attached and the exercise price of the warrant being $0.56 per share. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company resulting in the receipt of $104,887 net of issuance costs of $113 in December 1999. The Company closed on $245,000 or 437,500 special warrant to officers and friends of the Company in February 2000. The Company received $242,165 net of issuance costs.

                  In April 2000, the Company completed a private placement of 1,000,000 special warrants at $1.20. Each special warrant can be converted, for no additional consideration, into one share of common stock with one-half warrant attached and the exercise price of the warrant being $1.38 per share. The Company issued 1,000,000 special warrants and warrants to purchase 500,000 shares of the Company's common stock at $1.20 in a private placement. The Company received net proceeds of $1,092,810 after incurring issuance costs of $107,190.

                  During the nine months of 2000, warrant holders exercised warrants resulting in the issuance of 243,035 common shares resulting in proceeds to the Company of $203,616.

                  The Company currently has 532,417 stock options and 1,701,764 warrants outstanding. All the options and warrants are exercisable at a price from, $.56 - $4.47 per share. If all stock options and warrants were exercised, the Company would receive proceeds of $4,119,565. All of these funds would be available to the Company as working capital.

         CASH FLOW

                  During the nine months ending September 30, 2000, the Company used cash from operations in the amount of $1,695,000 compared to $65,000 in the prior year. This is the result of supporting increased losses from operations and from the acquisition of MDI, related acquisition fees incurred and expensed and the bonuses paid by the owners of MDI during the first six months of operation. Additionally the Company began expanding its personnel to more aggressively penetrate the market and expand its customer base.

                  Cash generated from investing activities totaled $407,000 during the period ended September 30, 2000 compared to a use of $ 596,000 in the prior year. The Company sold, in the first half of the year, its securities available for sale resulting in $548,000 in funds being generated. Additionally the Company acquired $142,000 in fixed assets for the continued expansion of its ASP capabilities.

                  Cash generated by financing activities was $1,174,000 for the period ended September 30, 2000 compared to $1,095,000 in the previous year. The Company completed private placements resulting in receipt of $1,335,000 net of issuance costs, received proceeds from the exercise of warrants totaling $204,000 and incurred $51,000 in IPO expenses. The Company had net debt decrease of $89,000 from the repayment of lease obligation and long-term debt. This compares with cash generated from initial public offering for the same period in 1999 resulting in 1,081,000 and net debt decrease of 85,000 for the same period in 1999.

                  The Company's net cash decreased $114,000 as a result of increased losses and merger costs expensed in the third quarter. Management believes the Company will utilize cash flow through 2000, provided sufficient access to capital markets are available, due to Company's focusing on shifting its objectives to become a deliverer of software in an ASP format and the fixed assets required to expand in this market space.

         CAPITAL RESOURCES

                  The Company's cash flow has decreased over the last nine months, due to the completion of the acquisition of MDI, bonus and dividend payments by the shareholders of MDI prior to the completion of the acquisition, merger costs expended in the third quarter, and continued operating losses of PCS. In anticipation of the merger, MDI began to expand its sales force and marketing efforts. MDI also expanded it's software engineering department resulting in additional losses in the third quarter. Also the shift from software licensing fees to monthly recurring revenue for the ASP services reduced revenues in the short term as the Company transitions to a recurring revenue model. The Company will be required to raise additional funding through external equity financing activities to fund the Company's plan to execute on its vision of developing the best of breed software content, delivered via ASP, to the long term care market. Management anticipates that the Company will continue to invest significant resources in developing strategic relationships and focusing on other acquisition targets.

                  Management believes that it has access to capital in the form of additional equity financing, capital equipment leasing and bank debt. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. In the event that cash flow from operations, together with the proceeds of any future financing, is insufficient to meet the expenditures for acquisition debt and facility expansion, the Company will be required to re-evaluate its planned expenditures and redirect its resources in such manner as the board of directors and management deems necessary.

                  The Company anticipates the need to spend between $750,000 to $1,000,000 to expand its present ASP infrastructure to support the sales activities of the Company. The Company is currently exploring in conjunction with the possibility of building its own ASP infrastructure, the potential of partnering with an ASP in hosting its application on a third party ASP system versus building out its own systems.

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

                           On September 9, 2000, the Company filed a Current Report on Form 8-K dated August 25, 2000 that reported the acquisition of Management-Data, Inc.("MDI") including the filing of historical financial statements of MDI and acquisition documents of MDI as required by Item 7 Financial Statements and Exhibits of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    (Registrant)



Date: November 20, 2000                    /s/ Todd Spence
     --------------------                  ----------------------------------
                                           Todd Spence
                                           President, Chief Executive Officer


Date: November 20, 2000                    /s/ Thomas Andrew
     --------------------                  ----------------------------------
                                           Thomas Andrew
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                               INDEX TO EXHIBITS

 PAGE
NUMBER         DESCRIPTION
------         -----------
  27      Financial Data Schedule