Form 10KSB40
period 2000-12-31
PANORAMIC CARE SYSTEMS INC
filed 2001-04-16
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB



      X   Annual report pursuant to Section 13 or 15(d) of the Securities
     ---  Exchange Act 0f 1934

                   For the fiscal year ended December 31, 2000

                                       Or

                                       ()

     ____ Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934



                        Commission File Number: 333-76427
                          Panoramic Care Systems, Inc.
              Exact Name of Registrant as Specified In Its Charter


         Delaware                                           84-1165714
         --------                                           ----------
(State or other jurisdiction of                        IRS Employer I.D. Number
Incorporation or organization)

940 West Port Plaza  #100, St.Louis, MO                       63146
---------------------------------------                       -----
(Address of Principal Executive Office)                     (zip code)


Registrant's telephone number     314-542-6136

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X
                               ---

State issuer's revenues for its most recent fiscal year:  $3,782,190

Shares of common stock, $.001 par value, outstanding as of March 15, 2001:
8,618,035

Aggregate market value of voting stock held by non-affiliates of the registrant on March 23, 2001: $2,585,410.


Documents incorporated by reference:  None
Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                 ---     ---

                          Panoramic Care Systems, Inc.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
Part I

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

                           Panoramic Care Systems, Inc
                                   Form 10-KSB
                           Forward-Looking Statements

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking" statements made pursuant to the safe harbor provisions of section 27A of the Securities Act of 1933 (The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", " believes", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

The Company was incorporated under the laws of the State of Colorado on September 4, 1990 under the name "FreeStyle Publications, Inc.". The Company changed its name from "FreeStyle Publications, Inc." to "Panoramic Care Manager, Inc.", effective December 8, 1988. On April 27, 1999 the Company was reincorporated under the laws of the state of Delaware and the name was changed to Panoramic Care Systems, Inc. The Company's principal office was located at 5181 Ward Rd., Wheat Ridge, CO 80033.

Effective August 25,2000, Panoramic Care Systems, Inc, (the "Company") consummated the acquisition of Management-Data, Inc., a Missouri corporation ("MDI"), pursuant to which MDI became a wholly-owned subsidiary of the Company. As part of the acquisition of MDI the Company began doing business as MDI Technologies to better brand its common products under one common name. The Company will be seeking shareholder approval for this name change at a shareholder meeting when appropriate. Acquisition costs of the combined entity totaled approximately $330,000 and are directly related to the acquisition and were expensed during the third quarter of year 2000.

Initially, the Company focused on providing educational materials for critical care health providers. In 1991 the company began developing a set of paper based patient management tools that take standard diagnoses and applies a critical path analysis to assure the right treatment is given at the right time to the right patient. This "pathway" outlines the specific treatments and procedures that should be followed given a particular diagnoses for each patient. The paper based management tools have been converted to a set of database libraries to form a foundation for the Company's software products. As part of its development program the Company started developing a software product based on the company's proprietary libraries and was designed for use by skilled nursing facilities. This was the Integrity product. On August 25, 2000, the Company completed the acquisition of Management-Data, Inc. (MDI). This resulted in the Company expanding its software offerings to include the fully functional line of software provided by MDI. In September, the Company closed its offices in Colorado and moved the Corporate headquarters to St. Louis, MO, the location of MDI.

MDI provides a well-established accounting software package to the skilled care industry and a standard clinical package to provide a complete solution for skilled nursing organizations. MDI was founded in 1982 in St.Louis, Missouri. From inception, accounting software sales for the long-term care market has been MDI's sole business. The Company has been instrumental in the evolution of technology standards for skilled nursing facilities' software. From 1982 to 1995, the Company offered software programs via a DOS platform. In January 1995, MDI brought the first fully integrated, Windows-based software to the market (On-Line Advantage). This software tied clinical and accounting programs into interactive, data-sharing software applications. Developed in Microsoft Access, On-Line Advantage is compatible with Microsoft's Office suite and has a current installed base of over 700 skilled nursing facilities. Because of the integration between the clinical and accounting modules, users enjoy single data-entry between departments, which reduces transcription errors and saves valuable staff time. This integration became fundamental as Medicare mandated the Prospective Payment System (PPS), which required clinical information to drive billing and reimbursement. By feeding clinical data into the accounts receivable module, resident assessment scores automatically generate accurate billing claims for Medicare.

In January 2000 MDI introduced MDIConnect utilizing Citrix MetaFrame technology to allow clients to access On-Line Advantage via the Internet. This technology allows the Company to host its software applications from a central location and deliver on-line support to its clients. By December 2000 the Company hosted 150 seats via MDIConnect.

In August, the Company signed a letter of intent to acquire Continuex Corporation of Bellevue Washington. Continuex provides software applications to the long-term care industry and services approximately 200 customers in the Pacific Northwest region of the U.S. The acquisition was dependent on the completion of a funding round contemplated to close in November 2000 which due to the change in the capital markets was never completed.

Products and Services

MDI Technologies' corporate mission is to become the leading e-solutions/ASP (Application Service Provider) to the healthcare industry. MDI Technologies is one of the first e-services company's to provide software and services to the healthcare industry over the Internet using ultra-thin client technologies. The Internet, together with Microsoft's ultra-thin client technologies, makes it feasible to centralize applications in efficient data centers while at the same time giving distributed users the same data access and capabilities they have enjoyed when they were running their applications locally. This allows healthcare organizations to outsource most or all IT functions and reduce their Total Cost of Ownership (TCO) by as much as 50 percent. MDI Technologies sees itself as the "general contractor" in transitioning all the necessary elements in an organization to the ASP and then managing it thereafter. The centralized ASP is provided through a "server farm" controlled by MDI. Bandwidth and Internet connectivity will be provided to MDI customers by established carriers and MDI will assist its customers by coordinating installations and negotiating bandwidth rates.

MDI Technologies believes that the key to long-term success in this business model is the quality and breadth of the industry-specific content/software applications. With the Company's proprietary knowledge base and MDI's accounting and clinical software, the company has the two cornerstone applications for servicing the skilled nursing care market.

In information intensive industries, such as health care, the MDI product line,"On-Line Advantage", ensures a smooth transfer of data into the various clinical, accounting, admissions and marketing modules from a single data entry format. Also in today's Long-Term Care environment maintaining the optimum resident mix can be critical. MDI's On-Line Advantage PreView software assists in making financially sound decisions earlier in the admissions process than ever before. In conjunction with MDI's Marketing/Quick Admit product, you can determine expected costs of providing care to long-term residents and compare them with Projected reimbursement for the first 14 days of care.

The MDI On-Line Advantage Medical Records software is designed to monitor and assess the medical situation of each resident. This software has complete integration with the Marketing/Quick Admit and Accounts Receivable software. The Medical Records is also designed to open communication between the clinical and billing departments for Medicare and Medicaid billing. This function is enhanced by the use of the MDS (Medical Data Set) that is an up-to-date profile of each resident.

Other On-Line Advantage software includes:

     Accounts Receivable      Handles the full range of Long-Term Care billing
                              transactions and operations Which include Private, Medicare, Medicaid, Managed Care, and Veterans
                              Administration. It is completely integrated with the Medical Records and Quick Admit /Marketing software. This also allows electronic filing of Medicare and Medicaid claims.

     Accounts Payable         Resident trust accounting, retroactive billing and
                              advance billing are standard. Date sensitive feature offers flexibility for posting/paying invoices, "any time" expense distribution review, plus immediate General Ledger posting are some of the enhanced features in the system.

     Payroll Accommodates all payroll departments, pay rates and shifts, overtime calculations, multiple deductions, direct deposit, workers comp expense, employee history, time and attendance software integration and multiple Human Resource reports.

     General Ledger           Interfaces with all other modules to provide
                              up-to-the-minute account balances. Provides
                              "snapshot" capabilities for real time balances.
                              Offers multi-company Consolidation and reporting,
                              Excel exporting feature, bank reconciliation, budget construction, capabilities, and fixed asset programs are also standard.

     Touch Time               Comprehensive time keeping system using touch
                              screen monitor, Single entry of data from new rehire through downloading to payroll system. Has user defined time clock parameters, employee message capabilities, detail access to records.


The company feels that software delivered over the Internet through an Application Service Provider (ASP), is the wave of the future. With MDIConnect we feel this will be the way to manage data. With MDIConnect Long-Term Care facilities can access MDI's On-Line Advantage software over the Internet to manage all accounting, clinical, admissions, and marketing functions. Under this method the software can be purchased or pay a monthly subscription fee. The customer receives the technology without an investment in expensive networked hardware or software along with complete and secure data access from any location with Internet access. All data is safely stored off-site with daily, routine back-ups, with upgrades and enhancements delivered invisibly.

MDIConnect is available through a variety of Internet connection options. The preferable way is MDI Choice in which MDI takes responsibility for the Internet connection, bandwidth, and equipment.

Market

The health care information system market, non-hospital portion, is projected to be $8 billion in 2001. The two major segments of the market are the freestanding skilled nursing centers (over 15,000 facilities), and freestanding assisted living facilities (over 3,500 facilities). Currently the company serves over 750 facilities.

MARKETING

In April 1999 the company began selling its Integrity resident assessment tool utilizing a three part market and sales strategy that included a direct sales force focused on national and regional chains, formation of strategic alliances with larger companies that sell software/management tools into the Long Term Care market and establishment of pricing and service agreements with Group Purchasing Organizations. Following this strategy, the company entered into a non-exclusive distribution agreement with Solomon Health Care. The company was successful in its discussions with Amerinet, a 12,000 member health care group purchasing organization. The company hoped for finalizing other agreements with Long Term Care software companies in 2000. While the Integrity product received acceptance at its test sites lower than expected sales occurred during 1999. This situation is attributed to a slow down in spending by the Long Term Care industry due to the negative impact on payments from Medicare due to implementation of the Prospective Payment System that fixes payments based on resident diagnoses. During the marketing effort of this product potential customers required a product that included accounting and financial applications, also the new product would necessitate an upgrade to existing computer hardware. With the MDI merger the company now has discontinued the Integrity program and instead markets the On-Line Advantage products.

To market its product, On-Line Advantage, the Company employs 9 direct regional representatives and is augmented by various marketing programs such as `demo' diskette mailings, focused penetration of the market on a state-by-state basis through the use of geographic-based promotions, advertising in national industry publications and sponsorship and attendance of local, state, and national industry conventions. In addition the Company has "Reseller" agreements with 5 accounting/consulting firms by which these firms resell or recommend the Company's clinical and accounting products. The Reseller arrangements accounted for 2.8% of the year 2000 revenues.

NEW SERVICE

The Company's mission is to become a leading ASP (Application Service Provider) to the healthcare industry. MDI is one of the first e-service companies to provide software and services to the healthcare industry over the Internet using new ultra-thin client technologies. The Internet and this new technology makes it feasible to centralize applications in large, efficient data centers while at the same time giving distributed users the same data access and capabilities they have enjoyed when they were running their applications locally. This allows healthcare organizations to outsource most or all IT functions and reduce their ownership cost by a much as 50%. Currently the Company has 31 facilities using this service.

Intellectual Property

The Company holds copyrights on various clinical path educational volumes filed with the U.S. Copyright Office on January 31, 1994, March 7, 1994, June 17, 1994, and July 22, 1994, it also holds registered copyrights on 26 audio cassette courses. Health Design Consultants became a service mark of the company on August 12, 1999. The companies hold no patents, nor are any patents pending.

Competition

The company expects that competition on a national basis in the skilled care market is limited to a few traditional software suppliers in this market. In the early 1990's many small software suppliers proliferated, aided by state subsidies to facilitate IT automation. When the subsidies ceased, most of the smaller companies discontinued operations. Consequently the industry consolidated into a smaller number of IT providers. Competitors offering similar technology are Achieve Healthcare Information Systems, Keane/Care Systems, LTC/Horizon, Accu-Med, American Health-Tec, and QuickCare. Competitors could introduce new or enhanced software with features that would make our software less marketable, our success will depend on our ability to adapt and produce our own enhancements to keep us at the forefront in this market.

Product Development Expenditures

In 1999 the Company expended $488,340 for the development of its software. There was none in 2000.

Concentration of Sales

No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the years ended December 31, 2000 and 1999.

Employees

As of December 31, 2000 the Company had 44 full-time employees. That number includes 24 technical support/engineering employees, 9 sales persons, 4 marketing/sales support employees, and 7 administrative employees. No employee is represented by a labor union and the Company believes its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains leased facilities in the locations listed below:


                                                                                               Current
                                                                  Square      Term of          Annual
       Function                         Location                   Feet        Lease         Lease Costs
       --------                         --------                  ------      -------        -----------
Corporate Headquarters      940 West Port Plaza #100              12,000  January 31, 2006    $ 259,000
                            St. Louis, MO

Satellite Training Space    10016 Office Center Ave #102          2,770    April 30, 2001       $15,229
                            St. Louis, MO


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

On June 29, 1999 the Company completed a public offering of its common stock in Canada on the Vancouver Stock Exchange ("VSE"), under the symbol "PAY.U". The price to the public in the initial public offering was $1.00 per share. The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Vancouver Stock Exchange now known as the Canadian Venture Exchange ("CDNX") for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:

                                    HIGH BID        LOW BID
                                    --------        -------
              2000
                  Fourth Quarter      $2.60          $0.85
                  Third Quarter       $2.60          $2.00
                  Second Quarter      $7.50          $2.95
                  First Quarter       $6.60          $0.80

              1999
                  Fourth Quarter      $1.20          $0.45
                  Third Quarter       $1.60          $0.45
                  Second Quarter      $1.35          $1.00
                  First Quarter          Na             Na


There are approximately 47 holders of record of Common Stock of the Company as of March 16, 2001. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based on information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 425.

There have been and expected to be no dividends declared on the Company's common stock.

The transfer agent for the Company's common stock is Pacific Corporate Trust Co., 625 Howe St., Suite 830, Vancouver BC V6C 3B8.

SALES OF UNREGISTERED SECURITIES

During the period of the Company's incorporation through the date of this annual report, the company has issued the following shares, after giving effect to the December 4, 1998 stock split of 2,000 to 1:

             Date            No.Sh.Issued        Price Per Share        Total Consideration
             ----            ------------        ---------------        -------------------
     September 4, 1990      2,000,000 (1,3)          $0.0005                   $   1.00
     February 10, 1999      1,200,000 (2,3)          $ .50                     $600,000

1. The Company issued 490 shares to Byron Flateland and 510 shares to Jill Flateland on incorporation for total cash consideration of $1. These shares were subject to a 2,000:1 share split effective December 4, 1998.

2. The Company issued 1,200,000 shares to a total of 45 individuals at a price of $0.50 per share to raise $600,000.

3. The Company issued all outstanding shares at December 31, 1999 in exempt transactions under Section 4(a) of the Securities Act of 1933 and Rule 504 of Regulation D, as no public offering was involved. Other stock activity included the following:

     o Pursuant to Rule 701 of the Securities Act of 1933, Panoramic has granted 465,000 options to purchase shares of common stock to its employees and to its non-employee director under the terms of the Company's Stock Option plan.

     o Effective May 12, 1999 the Company issued convertible notes in the aggregate principal amount of $100,000. In consideration for making the loans, the Company granted to the holders a warrant to acquire one-quarter of a share of the Company common stock for each $1.00 loaned. Each warrant is exercisable at $1.00 per share during the first year of the warrant and $1.15 per share during the second year. These securities were issued under Registration S.

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

     o In December 1999 pursuant to Section 4(2) of the Securities Act of 1933, the Company commenced a private placement of up to 625,000 of special warrants at $0.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company in December 1999. The company closed on 437,500 special warrant of the private placement in February 2000. The special warrant allows the warrant holder to have issued, at no additional cost, one share of common stock for each special warrant purchased.

     o In February 2000 the Company commenced raising up to $1,200,000 by a brokered placement of up to a 1,000,000 special warrants at a price of $1.20 per special warrant. Each special warrant will be convertible, for no additional consideration, into a unit comprised of one common share of the company and one-half of a share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase one additional share for a period of two years at $1.38.

          The Company closed on 1,000,000 special warrants in April 2000.

     o In December 2000 the Company commenced a private placement of up to 637,500 special warrants of the Company at $2,00 to officers and friends of the Company. As of December 2000 the Company had received $521,041 towards the offering.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with The Company's financial statements and accompanying notes included elsewhere, and the Company's 10-KSB filings and the Current Report on Form 8-K and 8-K/A filed on September 9, 2000 and November 6, 2000 filed with the Securities and Exchange commission and is available from the Company at no charge.

INTRODUCTION

On August 25, 2000, the Company completed with the acquisition of Management-Data, Inc. (MDI) in exchanging 3,500,000 shares of its common stock for all the outstanding common stock of MDI. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests under APB Opinion No. 16, Business Combinations. Accordingly, all prior period financial statements presented have been restated to include the combined results of operations and cash flows of MDI as though it had always been part of the Company. In September 2000, the Colorado offices were closed. The corporate office has been relocated in St. Louis, Mo. The Company began utilizing a common name and is now doing business as MDI Technologies, Inc. to build brand awareness of its products.


The Company's software, On-Line Advantage, is designed for the increasingly complicated and regulated reporting needs of the long-term care providers. The suite of products includes modules that provide all aspects of financial reporting, including general ledger, accounts receivable, accounts payable, and payroll. Clinical products, which incorporate the proprietary knowledge base of the Company's Integrity software product, uses patient symptoms and diagnoses to develop a detailed treatment plan along with a forecasted cost of care.

The Clinical products include the MDS schedules, Care Plans, Physicians' Orders and Vitals Charting programs. These integrated programs provide for open communication for accurate Medicare billing under the Prospective Payment System
(PPS) for reimbursement. Other programs include Quick Admit, an admissions application that streamlines the admission process, and Touch Time, a time and attendance software that integrates with the payroll system.

The Company will continue to expand its market share of long-term care facilities by building its infrastructure and transitioning to an Application service provider (ASP) model for delivering software. The Company is focusing on expanding its position as an ASP to deliver its software over the Internet. With this new delivery system, the Company has contracted with over 50 facilities using this service. MDI has successfully operated with a limited recurring revenue model for the past 19 years through Support Service contracts. By increasing recurring revenues via a subscription ASP model, management believes that it is better positioned to increase long-term profitability.

MDI developed its applications with the aim of automating access to all pertinent data, providing standardized guidance to most appropriately deliver resident services, and automating the documentation to assure timely compliance and reimbursement.

The Company is attempting to achieve various goals with its products, to minimize costs by effectively managing the clinical and financial services delivered, reduce the administrative time associated with regulatory compliance, provide users with the ability to accurately diagnose and track services delivered to assist in delivering optimum care efficiently, and enable the sharing of information between care giving facilities.

In an effort to continue as a leading edge provider of industry applications to the long-term care market and to leverage the company's technology is the development of Enhanced Clinical Option (ECO), which will incorporate the Company's proprietary patient symptom knowledge base and the MDI On-Line Advantage products. This module will be the only true clinical pathways product designed for the long-term care marketplace using both diagnoses and resident symptoms. The Company believes that by expending resources in this area, it will be able to offer additional features not currently available from its competitors. This application will be available in the summer of 2000.

The Company's progress in terms of re-inventing itself into an ASP provider is proceeding as scheduled. The Company realizes that an increase in acceptance will generate less immediate revenues and more long-term recurring revenues. This is consistent with the Company's long-term goals and objectives. Our limited history in the development and delivery of software applications over the Internet makes it difficult or impossible to predict our revenues and operating results. We believe our prospects should be considered in light of the risks and difficulties encountered by the Company transitioning its revenue to that of a recurring revenue model through the delivering of its software applications over the Internet. The Company is dependent, to a degree, on the continued rollout of broadband telecommunication services to both rural and metropolitan areas in order to successfully implement this strategy. The Company is also reliant on the successful build out of an ASP platform internally or the strategic partnering with an existing ASP in the Internet space.

                       FISCAL YEAR ENDED DECEMBER 31, 2000
                 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999


REVENUES

Revenues decreased from $4,600,000 in 1999 to $3,782,000 in 2000, an $818,000 decrease or an 18% decline. This reduction reflects the change in focus to ASP recurring lease revenues versus sale of software. The traditional "shrink wrap" sales decreased from $3,129,000 in 1999 to $1,654,000 in 2000, a decrease of $1,475,000 Or 47%. The recurring revenues increased from $1,377,000 in 1999 to $1,924,000 in 2000, an increase of $547,000 or 40%. Also, 1999 had a sharp increase in sales due to new customers coming to the Company in order to address concerns of the year 2000 problems in older DOS software. The year 2000 saw a customer increase of 155 for a total of 755 customers. The increase included over 40 subscription customers rather than the traditional shrink-wrap sale. At the end of the year the Company had 55 total ASP Customers.

OPERATIONS AND TECHNICAL SUPPORT EXPENSE

The Operations and Technical Support expenses increased from $993,000 in 1999 to $1,360,000 in 2000 due to staffing increases and the related payroll costs, new customer training supplies, and the use of outside consultants to temporarily assist in customer support activities. This increase of $367,000 was comprised of payroll and payroll related expense increases of $175,000 due increased support and training personnel, training costs and supplies increased $57,000, the use of outside support assistance and recruitment costs increased by $68,000, telephone costs increased by $25,000 and equipment and other support costs increased $42,000. The customer base increase and projected customer increases prompted these staffing increases in order to properly train and equip our staff.

SALES AND MARKETING EXPENSE

The Sales and Marketing expenses increased from $1,339,000 in 1999 to $1,753,000 in 2000 due to additional sales staff and payment of "re-seller" fees to outside sales entities. The Company increased its expenditures in creating a new logo, marketing materials, demonstration CD's, and trade show give-aways. The Company exhibited at 20 state long-term care conventions and sponsored a national convention's dinner for 7,000 attendees. Expenditures also were made to promote the Company's ASP services in the four major long-term care publications with double-page ads running for the last half of 2000. This increase of $414,000 included an increase of $300,000 in payroll and payroll related costs due to an increase of two marketing staff and 5 direct sales staff, "re-seller" fees of $35,000, marketing and advertising increases of $309,000, travel increases of $110,000 and a decrease in bonus' of 340,000.

ENGINEERING EXPENSE

The Engineering expenses increased from $190,000 in 1999 to $374,000 in 2000 due to staffing increases, limited use of outside consultants, and increased telephone, Internet, and travel costs. This increase of $184,000 was comprised of payroll and payroll related costs of five new staff amounting to $141,000 to enhance our products for the long term care market and a 43,000 increase in hardware and software costs and other travel and operating costs.

GENERAL AND ADMINISTRATIVE

The overall effect in expense from 1999 to 2000 was a decrease of $197,000. There were higher costs in legal and accounting of $329,000 due to merger fees and related costs and staffing additions of $200,000 relating to the addition of a vice president of development, a human resource director and a financial officer. The bonus expense decreased by $615,000 in 2000 along with a $75,000 decrease in payroll due to departure of a former officer in 1999.

LOSS ON IMPAIRMENT OF ASSETS

During 1999, an Impairment Loss of $98,000 was recognized on certain leasehold improvements due to the anticipated relocation of the Company's headquarters. During 2000 an Impairment Loss of $316,000 was recognized on certain capitalized software costs due to its use being terminated.

OPERATING LOSS

The operating loss increased from $1,552,000 in 1999 to $3,356,000 in 2000. This was the result of lower revenues of $820,000 due to sales mix and abnormally high 1999 sales due to the year 2000 concerns with DOS products. The expense increase of $985,000 is attributable to payroll and payroll related costs of the staffing increase of some 19 employees amounting to $310,000, increased advertising and marketing costs of $275,000, increased legal and accounting fees arising from the merger of $350,000, and increased travel, telephone, supplies and other operating costs of $66,000. The Company recognized an impairment loss on capitalized software costs in the amount of $316,000. Management believes that these higher levels of operating expenditures will be maintained during 2001 in order to continue expansion of the Company's product in an ASP environment into an emerging market.

OTHER INCOME (EXPENSE)

The other items in this category include an increase of $14,000 in interest expense due to an increase in the Company's line-of-credit loan, the gain on the sale of marketable securities of $261,000 and a decrease of investment income due to the sale of the related securities.

INCOME TAXES

The Company has $4,100,000 of net operating loss carry-forwards with expirations through the year 2020 and thus did not provide an income tax provision in 1999 or 2000. The Company in 2000 recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if that asset would be realized.

      LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 1999

CAPITAL AND DEBT FINANCING

During the first half of 2000 the Company completed a sale of 1,000,000 special warrants at $1.20 per warrant. Each special warrant can be converted into one share of Company common stock with a one half warrant attached. The Company closed on 530,000 special warrants in March 2000 and 470,000 special warrants in April 2000. The special warrant allows the warrant holder to have issued, at no additional cost, one share of the Company's common stock for each special warrant purchased.

In December 2000 the Company commenced an additional private placement of 637,500 special warrants at $2.00 per special warrant. Each special warrant entitles the holder to acquire, at no additional cost, a unit comprised of one share of common stock of the Company and one common share purchase warrant of the Company. Each share purchase warrant is exercisable at $2.25 per share. As of December 31, 2000 260,516 special warrants were sold. Offering costs of $261,000 were incurred for these two offerings.

In July 2000 the Company purchased and retired 70,000 shares of its common stock for $70,000.

During 2000 various individuals and entities exercised warrants and options for 313,035 common shares of the Company's stock, the Company received $273,615 from the exercise of these warrants and options.

In the second quarter of 2000 the Company issued 53,104 warrants to an outside business consultant at a price of $1.00 per share in exchange for business consulting services. This was expensed as consulting fees in 2000.

CASH FLOW

Operating Activities - Net cash used in operating activities increased by $1,285,000 from 1999 to 2000. The Net Loss for the year 2000 increased by $1,571,000 over 1999. Depreciation and amortization and asset impairment items increased by $368,000 from 1999 to 2000, gain on investment sales increased by $265,000 from 1999 to 2000 and the changes in current assets, current liabilities, other liabilities and prepaid expenses amounted to $183,000.

Investing Activities - Net cash provided by Investing Activities increased by $1,062,000 from 1999 to 2000. The proceeds from the sale of investments and equipment increased by $514,000 from 1999 to 2000 and the purchases of equipment, software and investments decreased by $548,000 from 1999 to 2000.

Financing Activities - Net cash provided by Financing Activities increased $593,000 from 1999 to 2000. Increased borrowings amounted to $307,000 and repayments of debt increased $110,000. The issuance of stock warrants, common stock and other subscription amounts less offering costs amounted to an increase of $691,000 from 1999 to 2000. Treasury Stock was purchased in the amount of $70,000 and the pooled entity Management-Data, Inc. paid a dividend to its shareholders of $225,000.

RISK FACTORS

         In evaluating the Company and its business, investors should carefully consider the following risk factors in addition to the other information included or incorporated by reference in this prospectus.

WE MAY FAIL TO ACHIEVE BENEFITS AND MAY ENCOUNTER RISKS FROM INTEGRATION OF OPERATIONS.

         Management expects that the acquisition of Management-Data will create a more competitive company. This requires the integration of two companies' systems and technologies that previously operated independently. We have begun integrating the development, production and marketing of the company's previously separate product lines, as well as their administrative and financial reporting systems. No assurance can be given that we will be able to integrate the operations or that we will be able to market a common product line without encountering difficulties or experiencing the loss of key employees or customers. Nor can there be any assurance that the synergies anticipated from such integration will be realized.

WE HAVE INCURRED RECENT LOSSES AND THE COMBINED COMPANY MAY EXPERIENCE INCREASED CAPITAL REQUIREMENTS.

         We have suffered losses from operations in the past, and our ability to achieve profitability in future reporting periods is uncertain. The consolidation of the company's as well as the combined focus on a new market, the application service provider market, may produce future losses. It is anticipated that, with the increased expenditures required to build the Company's corporate infrastructure, the Company will have higher expenses than gross profits generated by its operations. In addition, Panoramic is still in an early stage of product development. As a result, the business prospects, rate of growth and results of operations of Panoramic are unpredictable.

WE HAVE A LIMITED OPERATING HISTORY OF DELIVERING SOFTWARE IN AN APPLICATION SERVICE PROVIDER MARKET.

         Our limited operating history in the development and delivery of software applications over the Internet makes it difficult to predict our revenues or operating results. The Company is transitioning to an application service provider model for delivering its On-Line Advantage software over the internet. The application service provider market is new. Therefore, our application service provider product has not been proven in a commercial environment. There is no assurance that we will be able to successfully build a distribution channel or market our products. We intend to focus our efforts on sales of application service provider software in the United States to post-acute medical facilities through strategic partners, distributors and through healthcare consulting organizations. Market acceptance of our application service provider software will also require us to demonstrate that the cost of our products is competitive with currently available alternatives. Our limited operating history in the development and delivery of software applications over the internet makes it difficult to predict our revenues or operating results.

THERE IS NO GUARANTEE THAT FUNDING WILL BE AVAILABLE IN THE FUTURE AT ALL OR AVAILABLE ON FAVORABLE TERMS.

         The Company has expended and will continue to expend substantial funds for research and development, testing, capital expenditures and marketing of products. The timing and amount of such spending is difficult to predict accurately and will depend upon several factors, including the progress of research and development efforts and competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. There can be no assurance that cash flow from operations, coupled with presently available working capital, will be sufficient to fully fund the Company's expenditures. It is therefore anticipated that the Company will require additional working capital in the future. If cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet all of these expenses, the Company will be required either to seek additional funding or re-evaluate its planned expenditures and allocate its total resources in such a manner as the board of directors and management deems to be in the Company's best interests.

DIFFICULTIES IN MANAGING GROWTH COULD ADVERSELY AFFECT RESULTS OF OPERATIONS.

         As part of the Company's growth strategy, we expect to pursue acquisitions of other companies, technologies and complementary product lines. The Company also expects to continue developing new components, modules and other products for its customer base, seeking to further penetrate these markets. There can be no assurance that any future acquisitions will be successful. In large part, success will depend on our ability to integrate the products of the businesses acquired, the demand for the acquired products by our customers and our ability to integrate the acquired businesses' operations and personnel.

WE RELY ON KEY PERSONNEL.

         The Company's future success depends in significant part on the continued service of certain technical and management personnel and the ability to attract and retain highly qualified technical and managerial personnel. Key employees of the Company include Todd Spence (President and Chief Executive Officer), Don Muir, (Executive Vice President, Business Development), Di Anne Kerrigan (Executive Vice President, Sales and Marketing) and Tom Kerrigan (Director, National Accounts). The Company has entered into employment agreements with these four key personnel.

         The employment agreements with Todd Spence, Di Anne Kerrigan and Tom Kerrigan became effective August 23, 2000 and provide for an annual salary of $250,000, $175,000 and $100,000, respectively. The employment agreement with Don Muir became effective March 31, 2000 and provides for an annual salary of $133,000. All four of these employment agreements include non-competition provisions that extend for three years following the employee's termination and non-disclosure provisions that extend indefinitely following the employee's termination.

         Competition for personnel is intense, and there can be no assurance that Panoramic can retain its key technical and managerial personnel or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on Panoramic's business, financial condition and results of operations.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED.

         The patent, trademark, copyright and trade secret positions of medical software companies, including those of the Company, are uncertain and involve complex legal and factual issues. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if challenged or that others will not claim rights in our ownership of the patents and other proprietary rights held by the Company. In addition, there can be no assurance that competitors, many of which have substantial resources, will not obtain patents that will interfere with the Company's ability to make or sell its products.

FAILURE OF OUR INFORMATION TECHNOLOGY INFRASTRUCTURE COULD MATERIALLY HARM RESULTS OF OPERATIONS.

         The Company's success depends in part on the capacity, reliability and security of its information technology hardware and software infrastructure. Any failure relating to our information technology infrastructure could significantly and adversely impact the results of our operations. The Company must continue to expand and adapt its system infrastructure to keep pace with any growth. Demands on infrastructure that exceeds the Company's current forecasts could result in technical difficulties. Panoramic may not successfully and in a timely manner upgrade and maintain its information technology infrastructure and a failure to do so could materially harm the Company's business, results of operations and financial condition.

WE MUST DEVELOP AND SELL NEW PRODUCTS IN ORDER TO KEEP UP WITH TECHNOLOGICAL CHANGES.

         The medical software industry is characterized by rapid and significant technological change. Many software applications have a life cycle of under twelve months. The Company's future success will depend in large part on the Company's ability to continue to respond to such changes. There can be no assurance that Panoramic will be able to respond to such changes or that new or improved competing products will not render the Company's software uncompetitive. Product research and development will require substantial expenditures and will be subject to inherent risks. There can be no assurance that the Company will develop or improve products that will be successful and effective in meeting the needs of the post-acute segment of the managed care market.

         We may experience difficulties in commercializing new product lines. The Company intends to continue to develop new product lines to address its customers' diverse needs and the several market segments in which it participates. As the Company targets new product lines and markets, we anticipate increases in our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets. The Company may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from the this increased infrastructure. The Company's operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

WE CURRENTLY MARKET OUR PRODUCTS TO A SINGLE INDUSTRY.

         The Company currently markets its products exclusively to the long-term care industry in the United States. There can be no assurance that governmental regulations, liability insurance issues and litigation will not have a material adverse effect on the industry that we serve.

WE MUST EXPEND SUBSTANTIAL RESOURCES ON RESEARCH AND DEVELOPMENT.

         To remain competitive, we believe we must maintain a substantial investment in research and development, marketing and customer service and support. There can be no assurance that we will compete successfully in this market in the future. In addition, we may not have sufficient resources to continue to make such investments or make the technological advances necessary to maintain a competitive position so that our products receive market acceptance. Technological changes or development efforts by Panoramic's competitors may render our products or technologies obsolete or uncompetitive.

THERE IS AN UNDEVELOPED PUBLIC MARKET FOR OUR COMMON STOCK.

         The Company's common stock has traded on the Canadian Venture Exchange formally known as the Vancouver Stock Exchange since June 1999. There is no public market for Panoramic's common stock in the United States. There can be no assurance that an active trading market will develop in the United States or that the market price of the shares on the Canadian Venture Exchange will not decline below the current price.

         The market prices for securities of healthcare software companies historically have been highly volatile. Announcements of technological innovations or new products by the Company or our competitors, developments concerning proprietary rights, including patents and litigation matters, and changes in financial estimates by securities analysts or failure of Company to meet such estimates and other factors may have a significant impact on the market price of the shares. In addition, the Company believes that fluctuations in our operating results may cause the market price of its shares to fluctuate, perhaps substantially.

THE UNITED STATES PENNY STOCK RULES MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

         Because shares of the Company common stock are not quoted on a national securities exchange in the United States, the shares are subject to rules adopted by the U.S. Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require that, prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions in shares of Panoramic common stock because of these added disclosure requirements, which would make it more difficult for a purchaser in this offering to sell their shares.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," or SFAS No. 137. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, we believe that SFAS No. 133 will not significantly affect our financial condition and results of operations.

In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. We adopted SAB 101 as of January 1, 2000. The adoption did not have a significant effect on our financial results, as our revenue recognition policies were already consistent with SAB 101.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," or FIN No. 44. FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 became effective on July 1, 2000, except for certain transactions, and has been applied on a prospective basis. The implementation of FIN No. 44 did not have a significant impact on our results of operations and financial position.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                     F-1

         Balance Sheet - December 31, 2000                             F-2

         Statements of Operations - For the Years
         Ended December 31, 2000 and 1999                              F-3

         Statements of Stockholders' Equity - For the Years Ended
         December 31, 2000 and 1999                                    F-4

         Statements of Cash Flows - For the Years
         Ended December 31, 2000 and 1999                              F-5

         Notes to Financial Statements                                 F-6

                                    CONTENTS

-------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                              1 - 2


FINANCIAL STATEMENTS

Consolidated Balance Sheet                                                    3

Consolidated Statement Of Stockholders' Equity (Deficit)                      4

Consolidated Statement Of Operations                                          5

Consolidated Statement Of Comprehensive Income (Loss)                         6

Consolidated Statement Of Cash Flows                                          7

Notes To Consolidated Financial Statements                                8 - 2


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Panoramic Care Systems, Inc.
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Panoramic Care Systems, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have also audited the combination of the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year ended December 31, 1999, after restatement for the business combination in 2000 which has been accounted for as a pooling of interests. The consolidated financial statements give retroactive effect to the merger of Panoramic Care Systems, Inc. and Management-Data, Inc. as described in Note 3 to the consolidated financial statements. We did not audit the statements of operations, comprehensive income (loss), stockholders' equity and cash flows of Panoramic Care Systems, Inc. or Management-Data, Inc. for the year ended December 31, 1999. Those statements were audited by other auditors whose reports expressed unqualified opinions dated March 1, 2000 and July 25, 2000, respectively, have been furnished to us, and our opinion, insofar as it relates to the amounts included for Panoramic Care Systems, Inc. and Management-Data, Inc. for 1999, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

Board of Directors
Panoramic Care Systems, Inc.
--------------------------------------------------------------------------------


In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements as of and for the year ended December 31, 2000 present fairly, in all material respects the financial position of Panoramic Care Systems, Inc. and subsidiary as of December 31, 2000 and the consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statements for the year ended December 31, 1999 have been properly combined on the basis described in Note 3 to the consolidated financial statements.



                                      /s/Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
February 13, 2001

-------------------------------------------------------------------------------
                                                                         Page 2

                                                                PANORAMIC CARE
SYSTEMS, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS
CURRENT ASSETS
       Cash                                                          $   35,357
       Accounts receivable - trade, net of allowance for
         uncollectible accounts of $45,000                              193,479

        Prepaid expenses                                                 23,875

                TOTAL CURRENT ASSETS                                    252,711

PROPERTY AND EQUIPMENT, NET                                             324,702

OTHER ASSETS                                                             21,539
                                                                     $  598,952
                                                                     -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Current maturities of long-term debt and
          capital lease obligations                                  $   98,660
        Notes payable                                                   600,000
        Accounts payable and accrued expenses                           727,699
                TOTAL CURRENT LIABILITIES                             1,426,359
LONG-TERM DEBT                                                           11,244

STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.001 par value; 50,000,000 shares authorized,
          8,618,035 shares issued and outstanding                         8,618
        Additional paid in capital                                    4,368,237
        Retained earnings (deficit)                                  (5,215,506)
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (838,651)

                                                                     $  598,952

--------------------------------------------------------------------------------
See the accompanying report letter and notes to
consolidated financial statements.                                       Page 3

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                        ADDITIONAL      RETAINED     OTHER                  TOTAL
                                      Common Stock         PAID IN      EARNINGS  COMPREHENSIVE      STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL     (DEFICIT)     INCOME       EQUITY (DEFICIT)

BALANCE - JANUARY 1, 1999       6,516,000     $6,516    $1,120,675   $  (349,697)   $   47,314        $   824,808

ISSUANCE OF COMMON STOCK FOR
SERVICES                          100,000        100        99,900            --            --            100,000

EXERCISE OF STOCK WARRANTS        200,000        200        49,800            --            --             50,000

ISSUANCE OF COMMON STOCK IN
PRIVATE PLACEMENTS                184,000        184        71,791            --            --             71,975

ISSUANCE OF COMMON STOCK IN
PUBLIC OFFERING                 1,375,000      1,375       959,765            --            --            961,140

ISSUANCE OF STOCK WARRANTS             --         --       104,887            --            --            104,887

UNREALIZED GAIN ON
INVESTMENTS AVAILABLE FOR
SALE, NET OF TAXES                     --         --            --            --       103,704            103,704

NET LOSS                               --         --            --    (1,535,078)           --         (1,535,078)

BALANCE - DECEMBER 31, 1999     8,375,000      8,375     2,406,818    (1,884,775)      151,018            681,436

PURCHASE AND RETIREMENT OF
TREASURY STOCK                    (70,000)       (70)      (69,930)           --            --            (70,000)

EXERCISE OF STOCK WARRANTS        110,035        110       114,655            --            --            114,765

EXERCISE OF STOCK OPTIONS         133,000        133        88,717            --            --             88,850

ISSUANCE OF COMMON STOCK IN
PRIVATE PLACEMENT                  70,000         70        69,930            --            --             70,000

DIVIDEND PAID TO SHAREHOLDERS
OF MANAGEMENT-DATA, INC.               --         --            --      (225,000)           --           (225,000)

ISSUANCE OF OPTIONS FOR
CONSULTING SERVICES                    --         --        53,104            --            --             53,104

ISSUANCE OF STOCK WARRANTS,
NET OF OFFERING COSTS OF
$261,098                               --         --     1,704,943            --            --          1,704,943


RECOGNITION OF GAIN ON SALE
OF INVESTMENTS AVAILABLE FOR
SALE, NET OF TAXES                     --         --            --            --      (151,018)          (151,018)

NET LOSS                               --         --            --    (3,105,731)           --         (3,105,731)

BALANCE - DECEMBER 31, 2000     8,618,035     $8,618    $4,368,237   $(5,215,506)   $       --        $  (838,651)


--------------------------------------------------------------------------------
See the accompanying report letter and notes to
consolidated financial statements.                                      Page 4

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                           FOR THE YEARS
                                           ENDED DECEMBER 31,
                                       2000                    1999
REVENUES
OPERATING EXPENSES               $3,782,190              $4,600,903

Operations and
technical support                 1,359,787                 993,269
Sales                             1,036,278                 669,100
Marketing                           716,697                 669,674
Engineering                         373,518                 189,828
General and
administrative                    3,335,817               3,532,811

Loss on impairment of
assets                              316,146                  98,605

TOTAL OPERATING
EXPENSES                          7,138,243               6,153,287
OPERATING LOSS                   (3,356,053)             (1,552,384)
OTHER INCOME (EXPENSE)
Interest expense                    (46,649)                (32,926)
Gain (loss) on sale of
investments                         261,066                  (4,044)
Investment income                    22,787                  55,171
Miscellaneous                        13,118                    (895)

TOTAL OTHER INCOME
(EXPENSE)                           250,322                  17,306


NET LOSS                        $(3,105,731)            $(1,535,078)


LOSS PER SHARE - BASIC
AND DILUTED                          $(0.36)                 $(0.20)


WEIGHTED AVERAGE                  8,512,970               7,588,286
NUMBER OF SHARES
OUTSTANDING                       8,512,970               7,588,286
-------------------------------------------------------------------
-------------------------------------------------------------------

-----------------------------------------------------------------------------
See the accompanying report letter and notes to
consolidated financial statements.                                      Page 5

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)


                                                        FOR THE YEARS
                                                      ENDED DECEMBER 31,

                                                    2000             1999

NET LOSS                                         $(3,105,731)     $(1,535,078)



OTHER COMPREHENSIVE INCOME, NET OF TAX
UNREALIZED GAINS ON SECURITIES

Unrealized holding gains arising during the year     110,048           99,660

Reclassification adjustment for (gains) losses
included in net loss                                (261,066)           4,044

OTHER COMPREHENSIVE INCOME                          (151,018)         103,704


COMPREHENSIVE LOSS                               $(3,256,749)     $(1,431,374)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
See the accompanying report letter and notes to
consolidated financial statements.                                      Page 6

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             FOR THE YEARS
                                                           ENDED DECEMBER 31,

                                                           2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (3,105,731)   $(1,535,078)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                385,218        234,350
Provision for bad debts                                       15,000         40,596
(Gain) loss on sale of investments                         (261,066)          4,044
Services received in exchange for options                     53,104             --
Impairment loss                                              316,146         98,605
Accrued termination benefit                                       --        120,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable                   128,543      (199,826)
(Increase) decrease in prepaid expenses and other             11,484       (25,330)
assets
Increase in accounts payable and accrued expenses            115,836        205,992
NET CASH USED IN OPERATING ACTIVITIES                    (2,341,466)    (1,056,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                        (213,619)      (289,072)
Payment for software development costs                            --      (388,340)
Purchases of investments                                          --       (84,205)
Proceeds from sale of investments                            636,989         14,311
Proceeds from sale of property and equipment                      --        108,195
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          423,370      (639,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt and notes payable               337,936        130,297
Payments on long-term debt and capital leases              (230,088)      (119,618)
Proceeds from loan from officer                              100,000             --
Proceeds from issuance of stock warrants                   1,966,041        104,887
Proceeds from issuance of common stock                        70,000      1,559,000
Payment of offering costs                                  (261,098)      (525,885)
Stock subscriptions received                                      --         99,400
Proceeds from exercise of stock warrants                     114,765         50,000
Proceeds from exercise of stock options                       88,850             --
Payment of dividends                                       (225,000)             --
Purchase of treasury stock                                  (70,000)             --
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,891,406      1,298,081

NET DECREASE IN CASH                                        (26,690)      (397,677)

CASH - BEGINNING OF YEAR                                      62,047        459,724

CASH - END OF YEAR                                        $   35,357     $  62,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes re funded                                     $      --     $  (8,901)
Interest paid                                                 42,508        32,350


------------------------------------------------------------------------------
See the accompanying report letter and notes to
consolidated financial statements.                                      Page 7

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ESTIMATES AND ASSUMPTIONS

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may differ from those estimates.

     PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of Panoramic Care Systems, Inc. and its wholly-owned subsidiary MDI Technologies, Inc., formerly Management-Data, Inc. (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION


     In October 1997, the American Institute of Certified Public
     Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance on recognizing revenue in software transactions. SOP 97-2 was adopted for all years presented.

     Revenues are derived from the sale and licensing of computer software and from service revenue consisting of maintenance and support, training and consulting. License fee revenues are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenue from software maintenance and support is recognized ratably over the contract period.

     PROPERTY AND EQUIPMENT

-----------------------------------------------------------------------------
See the accompanying report letter.                                   Page  8

     Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over each asset's estimated useful life, generally ranging from five to ten years.

     INCOME TAXES




     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     STOCK-BASED COMPENSATION


     The Company grants stock options to employees for a fixed number of shares, with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

     In October 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to account for stock options in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within Note 10.

     LONG-LIVED ASSETS


     In March 1995, SFAS No. 121 Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Ofwas issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be



-----------------------------------------------------------------------------
See the accompanying report letter.                                   Page  9

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     recoverable. Management periodically reviews the carrying value of property and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists. An impairment of capitalized software costs was identified during 2000 while an impairment of leasehold improvements was identified during 1999.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which requires the presentation of "basic" earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and "diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     In computing the denominators for the diluted earnings per share calculation, stock warrants and options would be anti-dilutive. Therefore, these items are not included in the denominator calculations for 2000 and 1999.

     NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued
     SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities provides standards on accounting and disclosure for derivative instruments and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the consolidated balance sheet. In accordance with issuance of SFAS No. 137, the Company will be required to adopt the provisions of SFAS No. 133 no later than the beginning of fiscal year 2001. Based upon preliminary reviews of the provisions of this standard, the Company believes that it will not have a significant impact on its financial position or results of operations or have a material effect on its financial reporting.

     In December 1999, the staff of the Securities and Exchange Commission
     (SEC) issued Staff Accounting Bulletin (SAB) No. 101b Revenue Recognition in Financial Statements. This Bulletin provides specific guidance on the recognition, presentation, and disclosure of revenue and related accounting policies in financial statements. The provisions of SAB No. 101b must be applied by the Company beginning in the fourth quarter of fiscal 2000. Based upon preliminary reviews of the four criteria of

-----------------------------------------------------------------------------
See the accompanying report letter.                                   Page 10

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     revenue recognition specified within SAB No. 101b, the Company believes that the current revenue recognition policies comply with the bulletin.

     In March 2000, the FASB issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.



2.   OPERATIONS

     The Company sells software or the use of its software to health care providers for the management and operations of their businesses. It also provides maintenance and support, training and consulting to its customers. Its primary customers are nursing homes and home health agencies located throughout the United States. The Company generally extends unsecured credit to its customers.




3.   BUSINESS COMBINATION

     On August 25, 2000, Panoramic Care Systems, Inc. (Panoramic) completed a merger with Management-Data, Inc. (MDI) by exchanging 3,500,000 shares of its common stock for all of the outstanding common stock of MDI. Each share of MDI was exchanged for approximately 13,410 shares of Panoramic.

     The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests under APB Opinion No. 16, Business Combinations. Accordingly, all prior period financial statements presented have been restated to include the combined results of operations and cash flows of MDI as though it had always been a part of Panoramic.

     There were no transactions between Panoramic and MDI prior to the merger while immaterial adjustments were recorded to conform MDI's accounting policies to Panoramic's policies. Certain reclassifications were made to the MDI financial statements to conform to Panoramic's presentations.

------------------------------------------------------------------------------
See the accompanying report letter.                                    Page 11

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The results of operations for the separate companies and the combined amounts are presented below:


                                                         FOR THE SIX                  For The
                                                         MONTHS ENDED                Year Ended
                                                         JUNE 30, 2000            December 31, 1999
                                                        ---------------         ---------------------
                                                          (UNAUDITED)
NET REVENUES
Panoramic                                                $    -                       $    12,894
MDI                                                       2,196,063                     4,588,009
Combined                                                 $2,196,063                   $ 4,600,903
NET INCOME (LOSS)
Panoramic                                                $ (870,811)                  $(1,320,998)
MDI                                                         756,066                      (134,369)
Combining adjustment                                          -                           (79,711)
Combined                                                 $ (114,745)                  $(1,535,078)
                                                         ==========                   ===========


         Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants. These fees aggregated approximately $330,000 and were charged to operations in the third quarter of 2000.

 4.      PROPERTY AND EQUIPMENT

 Property and equipment consists of:



Automotive equipment                                      $ 39,725
Furniture and fixtures                                      38,040
Equipment                                                  474,884
Leasehold improvements                                      55,473
                                                           608,122

Less: Accumulated depreciation                             283,420
                                                          $324,702
                                                          ========


         Depreciation of property and equipment charged against income was $244,383 in 2000 and $127,990 in 1999. Amortization of capitalized software costs charged against income was $140,835 in 2000 and

-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 12

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         $106,360 in 1999.

         The Company recognized an impairment loss on its capitalized software costs of $316,146 during 2000 and an impairment loss on its leasehold improvements of $98,605 during 1999. These impairments were charged to operations in each of the applicable years.

 5.      LONG-TERM DEBT

         Long-term debt consists of:

Note payable - collateralized by automotive equipment, due in monthly installments of $1,139 including interest at 1.9%, due
October 2002                                                           $ 24,915

Note payable - unsecured, due in monthly installments of $871
including interest at 9.0%, due December 2001                             9,959

Capital lease obligations (see Note 9)                                   75,030
                                                                        109,904

Less: Current maturities                                                 98,660
                                                                       $ 11,244
                                                                       ========

The scheduled maturities of long-term debt at December 31, 2000 are as follows:


YEAR                               AMOUNT
------                           ----------
2001                              $ 98,660
2002                                11,244
                                  $109,904
                                 =========


 6.      NOTES PAYABLE

 LINE OF CREDIT


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 13

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         The Company has a line of credit which matures in October 2001 and provides for borrowings up to $500,000. Interest is payable at the prime rate on all outstanding borrowings, which are collateralized by substantially all business assets. There is no availability for borrowings under this line of credit as of December 31, 2000.

         NOTE PAYABLE - OFFICER

         The Company has an unsecured note payable of $100,000 to an officer. The note is due upon demand and is non interest bearing.

7.       PROFIT SHARING AND 401(K) PLAN

         The Company has a profit sharing and 401(k) plan covering substantially all eligible employees. The plan provides for matching of employee contributions up to 2% of the participant's annual compensation. The Company, at the discretion of its Board of Directors, may elect to make a voluntary contribution in addition to the matching amount but not to exceed 4% of the participant's annual compensation. The Company contributed $88,019 and $60,295 to the plan in 2000 and 1999, respectively.

8.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of temporary differences and their effect on deferred taxes are as follows:

DEFERRED TAX ASSET

Allowance for doubtful accounts                                    $   17,100
Net operating loss carryforwards                                    1,560,000
Conversion to cash method for tax purposes                            175,000


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 14

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


Valuation allowance                                                 (1,747,100)
NET DEFERRED TAX ASSETS                                                  5,000
DEFERRED TAX LIABILITIES
Depreciation                                                            (5,000)
NET DEFERRED TAX ASSET (LIABILITY)                                 $      -
                                                                   ===========

The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate:


                                                                           FOR THE YEARS
                                                                         ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                  2000                     1999
                                                             -------------             ------------
Income tax benefit at the statutory rates                    $(1,055,949)               $(521,927)
State income tax benefit, net of federal income
tax benefit                                                     (171,231)                 (46,052)
Nondeductible expenses and other                                    (920)                  48,979
Change in the valuation allowance                              1,228,100                  519,000
Income tax expense                                           $      -                   $     -
                                                             ===========                ==========


         The Company has net operating loss carryforwards of approximately $4,106,000 which expire through 2020; however, the Company's ability to utilize all or part of these loss carryfowards depends on the current tax law.

-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 15

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

9.       COMMITMENTS

         LEASES

         The Company leases certain furniture and equipment, including computer equipment, under capital leases having original terms of 2 to 3 years. Amounts included in property and equipment at December 31, 2000 for these capital leases are:


Capitalized cost                                            $246,706
Less: Accumulated depreciation                               176,726
                                                            --------
                                                            $ 69,980
                                                            ========

         Amortization of equipment under capital leases, which is also included in depreciation expense in Note 4, was $105,861 and $56,102 for 2000 and 1999, respectively.

         The Company leases office space under operating leases with terms expiring through January 2006. The leases generally require additional payments covering taxes, insurance and other common area costs. In addition, the Company rents various office equipment under operating leases expiring through 2004. Rent expense under all of these leases was $89,786 in 2000 and $72,938 in 1999. The scheduled future minimum lease payments as of December 31, 2000 are as follows:

                                                        CAPITAL                 OPERATING
YEAR ENDING DECEMBER 31,                                LEASES                   LEASES
--------------------------                             ----------              ----------
2001                                                   $ 78,606                $  307,638
2002                                                       -                      276,450
2003                                                       -                      273,642
2004                                                       -                      267,333
2005                                                       -                      264,484
Thereafter                                                 -                       22,040
Total payments                                           78,606                $1,411,587
Less: Amounts representing interest                       3,576
Present value of minimum payments                        75,030
Less: Current portion                                    75,030
Long-term portion                                      $   -
                                                       ========


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 16

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain officers and key employees which require annual salary levels with specified termination benefits should a termination occur. Certain agreements renew automatically while one expires in May 2002. Annual obligations required by the employment agreements are $658,500.

         TECHNOLOGY OUTSOURCING AGREEMENT

         In February 2001, the Company entered into an agreement in which it agreed to purchase information technology consulting, system management, application hosting and data storage services. The agreement is for a term of one year and requires monthly payments based upon the number of users of the services.

10. STOCK OPTIONS AND WARRANTS

         STOCK OPTION PLAN

         The Company approved a stock option plan (the Plan) to provide directors, officers and other key employees options to purchase shares of the Company's stock. The Plan was approved by the Board of Directors on April 6, 1999. Under the terms of the Plan, the Plan committee may grant officers and employees, "non-qualified" options, as defined by the Internal Revenue Code and the Board may award non-qualified options to non-employee directors. The purchase price of the shares subject to an option will be the market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of the grant, the purchase price shall be at least 110% of the fair market value at the date of the grant and the exercise term shall be no longer than five years from the date of the grant. Option vesting is determined upon each issuance.


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 17

\
PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         The following summarizes information about the stock options outstanding:


                                                                                                       WEIGHTED
                                                                                 RANGE OF              AVERAGE
                                                          NUMBER OF              EXERCISE              EXERCISE
                                                           OPTIONS                PRICE                 PRICE
                                                          ---------            ------------           -----------
OPTIONS OUTSTANDING - DECEMBER 31, 1998                       -                $        -               $  -
OPTIONS GRANTED                                            630,000              0.55 - 1.00              0.92
OPTIONS CANCELLED                                         (250,000)                    1.00              1.00
OPTIONS OUTSTANDING - DECEMBER 31, 1999                    380,000              0.55 - 1.00              0.87
OPTIONS GRANTED                                            435,407              1.00 - 4.47              3.37
OPTIONS CANCELLED                                          (99,574)             0.55 - 1.00              1.45
OPTIONS EXERCISED                                         (133,000)             0.56 - 1.00              0.67
OPTIONS OUTSTANDING - DECEMBER 31, 2000                    582,833             $1.00 - 4.47             $2.69
                                                           =======             ============             =====

The following summarizes information about the stock options outstanding at December 31, 2000:


                                                                                    WEIGHTED
                                               REMAINING                            AVERAGE
EXERCISE                   NUMBER             CONTRACTUAL         OPTIONS           EXERCISE
PRICE                    OUTSTANDING          LIFE (YEARS)      EXERCISABLE          PRICE
------------            -------------        -------------      -------------     ------------

$1.00                        200,000             2.4                105,556           $1.00
 1.75                        122,416             3.9                  -                1.75
 4.25                         60,417             4.3                 13,426            4.25
 4.47                        200,000             4.2                200,000            4.47
                             582,833                                318,982
                             =======                                =======

As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's consolidated net loss and consolidated loss per share would have been increased to the proforma amounts below:


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 18

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                                               2000                   1999
                                                           --------------        --------------
NET LOSS
As reported                                                $ (3,105,731)          $ (1,535,078)
Pro forma                                                    (3,388,773)            (2,347,690)

BASIC LOSS PER SHARE
As reported                                                      (0.36)                 (0.20)
Pro forma                                                        (0.40)                 (0.31)


         The pro forma amounts reflected above are not representative of the effects on reported net income because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:



                                                                 2000                1999
                                                              ------------      ---------------
Dividend yield                                                      -                    -
Range of expected lives                                       2 - 5 YEARS          2 - 5 years
Range of expected volatility                                        56.9%       99.9% - 256.6%
Risk-free interest rate                                             6.36%                6.00%


         STOCK WARRANTS

         The following summarizes information about the Company's stock warrants outstanding:


                                            NUMBER               WEIGHTED AVERAGE
                                          OF SHARES               EXERCISE PRICE
                                        -------------           ------------------
WARRANTS OUTSTANDING -
DECEMBER 31, 1998                           200,000                     $ 0.25
WARRANTS GRANTED                            650,250                       0.95
WARRANTS EXERCISED                         (200,000)                      0.25
WARRANTS EXPIRED                             -                              -
WARRANTS OUTSTANDING -
DECEMBER 31, 1999                           650,250                       0.95
WARRANTS GRANTED                          1,512,549                       1.89


-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 19

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

WARRANTS EXERCISED                         (110,035)                     1.04

WARRANTS OUTSTANDING -
DECEMBER 31, 2000                         2,052,764                     $1.63



         The following summarizes information about the stock warrants outstanding at December 31, 2000:

                                                                                                 WEIGHTED
                                                            REMAINING                            AVERAGE
EXERCISE                                 NUMBER            CONTRACTUAL        WARRANTS          EXERCISE
PRICE                                 OUTSTANDING          LIFE (YEARS)      EXERCISABLE          PRICE
-----------                           ------------         ------------      ------------       ----------
$0.56                                    312,499               3.2               312,499           $0.56
 1.00                                    446,465               2.7               446,465            1.00
 1.20                                     95,200               1.3                95,200            1.20
 1.38                                    547,600               1.3               547,600            1.38
 2.00                                    351,000               2.0               351,000            2.00
 3.86                                    300,000               4.6               300,000            3.86
                                       2,052,764                               2,052,764
                                       =========                               =========

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair values of each class of financial instrument for which it is practicable to estimate that value:

         NOTE PAYABLE - LINE OF CREDIT

         It is presumed that the carrying amount of the line of credit is a reasonable estimate of the fair value because the financial instrument bears a variable interest rate.

         NOTE PAYABLE - OFFICER

-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 20

PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         The carrying amount of the note payable to an officer approximates its fair value due to the relatively short period between its receipt and expected repayment date.

         LONG-TERM DEBT

         The carrying amount of other long-term debt has been discounted to its present value.

         The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:

                                                               CARRYING            FAIR
                                                                VALUE              VALUE
                                                             -------------      -----------
FINANCIAL LIABILITIES
Line of credit                                                 $500,000           $500,000
Note payable - officer                                          100,000            100,000
Long-term debt                                                  109,904            108,010


12. NONCASH ACTIVITIES

         The Company recorded noncash investing and financing activities in the accompanying financial statements. During 1999, the Company issued stock aggregating $100,000 for software development costs.

-------------------------------------------------------------------------------
See the accompanying report letter.                                     Page 21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 4, 2001, the Board of Directors of Panoramic Care Systems, Inc. (the Company), voted to replace Hein+Associates, LLP with Rubin, Brown, Gornstein & Co., LLP as the Company's independent accountants for the year ending December 31, 2000.

The reports of Hein+Associates, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1999 and December 31, 1998, and in the subsequent interim period, there were no disagreements with Hein+Associates, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Hein+Associates, LLP would have caused them to make reference to the matter in their report. During the two most recent fiscal years through the subsequent interim period, there have been no reportable events as defined in Regulation S-K item (a)(1)(v).

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

     Name                  Age    Positions
     ----                  ---    ---------
     Todd A Spence         44     Chairman of the Board, Chief Executive Officer, President
     DiAnne Kerrigan       45     Vice President of Sales and Director
     Donald C Muir         45     Vice President of Business Development and Director
     Donna Boschert        39     Vice President of Operations, Secretary
     Thomas K. Andrew      58     Chief Financial Officer
     Byron Flateland       50     Director
     Steven Kaplan         44     Director
     Frank L. Poggio       53     Director

BIOGRAPHICAL INFORMATION

TODD A SPENCE - Mr. Spence has been a Director, Chairman of the Board, Chief Executive Officer and President since August 2000. He was founder and Chief Executive Officer of Management-Data, Inc. Management-Data, Inc. was founded in 1982 to serve the long-term care industry with clinical and accounting software and support services tailored to skilled nursing facilities. Mr. Spence was President and Board Chairman of Management-Data, Inc. since 1982. Mr. Spence holds a Bachelor of Science degree in Computer Science, Systems Development from Washington University, St. Louis, MO.

DI ANNE KERRIGAN - Mrs. Kerrigan has been a Director and Vice President of Sales since August 2000. She was a Board Member and Vice President of Sales of Management-Data, Inc since 1995. Since 1980 her experience has included serving as a registered nurse in hospitals, nursing program instructor, and regional sales manager for Biosearch/Clintec Nutrition, serving skilled nursing facilities. Mrs. Kerrigan holds a Bachelor of Science, Nursing from Spaulding College.

DONALD C MUIR - Mr. Muir has been a Director and Vice President since February 2000. Mr. Muir has had diverse experience in the healthcare industry. From 1996 to 1997 Mr. Muir was President and CEO of Renaissance Healthcare Options LLC a for profit healthcare management service subsidiary of Staten Island University Hospital. From 1998 to February 2000 Mr. Muir was an executive officer with Ocean View Management & Revival Home Care, Inc., and Revival Home Care, Inc., both healthcare provider subsidiaries of Staten Island University, and Ohio Renaissance Healthcare Options a Managed Care Organization in Ohio. Mr. Muir holds a Bachelor of Science degree in Public Health from Westchester University, Westchester, Pa., and a Masters in Business Administration from the University of Florida.

BYRON FLATELAND - Mr. Flateland has been a Director since June 1995. Currently he is a consultant to the Company regarding various software applications. Prior to the Panoramic-MDI acquisition he was Chief Technical Officer and Corporate Secretary of the Company since 1995. Mr. Flateland holds a Bachelor of Science in Electrical Engineering and a Master's of Science in Electrical Engineering from the University of North Dakota. He also holds an MBA from the University of North Colorado and a MCIS degree from the University of Denver.

STEVEN KAPLAN - Mr. Kaplan has been a Director since August 2000. He is the President and co-founder of RYNO Technology, an ASP (Application Service Provider) consulting firm. Mr. Kaplan has served as President of Ryno Technology since its inception in 1987. He recently co-authored the first Official Citrix Guide, which is a guide to network organization in a large-scale deployment of information. Mr. Kaplan holds a Bachelor of Science in Business Administration from the University of California at Berkley and a Masters in Management from Northwestern University.

DONNA BOSCHERT - Ms. Boschert joined the Company in 1994 as Director of Operations and Support Services. Previously she was an accounting/billing consultant to long-term care facilities in the St.Louis area. Ms. Boschert holds a Bachelor of Science degree in Business Administration and an MBA from Lindenwood College in St. Louis, MO.

THOMAS K. ANDREW - Mr. Andrew joined the Company in August 2000. Prior to joining the Company he served as Vice President-Finance for Delmar Gardens Enterprises, a multi facility long-term care provider, headquartered in St. Louis, Mo. since 1980. Mr. Andrew holds a Bachelor of Science degree in Business Administration from the University of Missouri.

OTHER ASSOCIATIONS

During the past five years, former principals of the Company had served as principals of the following reporting issuers during the periods and in the capacities noted below:

PRINCIPAL          REPORTING ISSUER                 CAPACITY             PERIOD
---------          ----------------                 ---------            ------
None

ITEM 10.  EXECUTIVE COMPENSATION

   The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long Term
                                                                                                    Compensation
                            Annual Compensation                      Awards                            Payouts
                       -------------------------------  ------------------------------------    ------------------------
        (a)            (b)         (c)         (d)       (e)         (f)            (g)            (h)          (i)
                                                                                 Securities
                                                         Other    Restricted     Underlying
Name and Principal                                       Annual      Stock      Option/SAR's      LTIP       All Other
Position               Year     Salary ($)   Bonus ($)  Comp ($)  Awards ($)        (#)          Payouts    Compensation
--------               ----     ----------   ---------  --------  ----------   -------------     -------    ------------
Todd A. Spence(1)      2000       $215,004    $521,845   $10,750       $0                 0         $0            $0
President and CEO      1999       $163,703  $1,105,000   $ 7,529       $0                 0         $0            $0
                       1998       $148,703    $578,750   $ 5,949       $0                 0         $0            $0

DiAnne Kerrigan(1)     2000       $141,504     $66,769   $ 9,090       $0                 0         $0            $0
Vice President -       1999        $91,500    $410,000   $ 5,572       $0                 0         $0            $0
Sales                  1998        $76,500    $237,000   $ 4,590       $0                 0         $0            $0

Donald C. Muir(2)      2000       $116,750          $0        $0       $0                 0         $0            $0
V.P. - Business        1999             $0          $0        $0       $0                 0         $0            $0
Development            1998             $0          $0        $0       $0                 0         $0            $0

Byron Flateland        2000       $125,819          $0        $0       $0         (e)29,167         $0            $0
Former CTO, Director   1999        $87,500          $0        $0       $0        (f)100,000         $0            $0
                       1998             $0          $0        $0       $0                 0         $0            $0

Jill Flateland         2000       $125,415          $0        $0       $0        (g)181,250         $0            $0
Former E.V.P, COO      1999       $ 87,500          $0        $0       $0        (h)100,000         $0            $0
and Director           1998             $0          $0        $0       $0                 0         $0            $0

David Ruecker(3)       2000             $0          $0  $110,000       $0                 0         $0            $0
Former President       1999        $94,703  $  201,000  $ 16,298       $0                 0         $0            $0
Management-Data, Inc.  1998        $88,700     $81,250  $  5,765       $0                 0         $0            $0

-------

(1) Mr. Spence's and Mr. & Mrs. Kerrigan's compensation is for both pre and post pooling periods. Mr. Spence was appointed President and Chief Executive Officer in August 2000.

(2) Mr. Muir served as President and Chief Executive Officer from February 2000 until August 2000.

(3)  Mr. Ruecker served as President of Management-Data, Inc. in 1999 and 1998.

(a)  MDI matching contributions to 401 (k) plan.

(b) Mr. Ruecker received Termination payments of $110,000 in 2000 and $10,000 in 1999.

(c)  Options with exercise price of $.56 per share, exercised in May 2000

(d) Options with exercise price of $1.00 per share, pursuant to Option Agreement the options expired

(e)  Options with exercise price of $4.25 per share

(f)  Options with exercise price of $1.00 per share

(g)  Options with exercise price of $4.25 per share

(h)  Options with exercise price of $1.00 per share


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         Prior to the adoption of the Stock Option Plan described below, no stock options were granted to or exercised by executive officers of the Company.

In April 1999, the Board of Directors adopted an Incentive Stock Option Plan (the "Plan"), which provides for incentive stock options and non-statutory options to be granted to officers, employees, directors and consultants to the Company. Options to purchase up to 900,000 shares of the Company's common stock may be granted under the Plan and in June 2000 at the Company's annual meeting the shareholders approved the increase in the option pool to 1,300,000 shares. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than five years.

As of December 31, 2000, options to purchase 380,000 shares of the Company's common stock had been granted and are outstanding under the Plan.

In the fiscal year ended December 31, 2000, stock options were granted as follows:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                         % OF TOTAL
                                   NUMBER OF            OPTIONS GRANTED
                                SHARES UNDERLYING       TO EMPLOYEES IN          EXERCISE               EXPIRATION
           NAME                  OPTIONS GRANTED          FISCAL YEAR             PRICE                    DATE
           ----                 -----------------       ---------------      ------------------         ----------
   Byron Flateland                   29,167                   7%                 $4.25/share             04/3/05
   Director, Former CTO

   Thomas K. Andrew                  50,000                  11%                 $1.75/share             12/8/04
    Chief Financial Officer

   Jill Flateland                                                            150,000 - $4.47/sh         03/10/05
    Former E.V.P, COO               181,250                  42%              31,250 - $4.25/sh          04/3/05

            AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

        (a)                (b)            (c)                      (d)                                 (e)
                                                                                                Value of Unexercised
                         Shares                        Number of Securities Underlying          In-the Money Options/
                       Acquired on       Value      Unexercised Options/SARs at FY-End(#)       SARs at FY-End (#)
Name                    Exercise        Realized           Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----                   -----------      --------    -------------------------------------   ----------------------------
Byron Flateland
Former CTO                 -0-            -0-
  Unexercisable
  Exercisable                                                      6,482                             $0
                                                                  22,685                             $0
Jill Flateland
  Former E.V.P and
  COO
  Unexercisable                                                  156,944                             $0
  Exercisable                                                     24,306                             $0

Thomas K. Andrew                                                       0                             $0
                                                                  50,000

(1) The year-end value represents the difference between the option exercise prices (ranging from $1.75 to $4.47 per share) and the $1.10 market value of the Company's common stock on December 29,2000 multiplied by the number of shares under option. Market value represents the closing price reported by the Canadian Venture Exchange on December 29,2000. This is a negative number at December 31, 2000.

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


     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Todd Spence, DiAnne Kerrigan, Thomas Kerrigan - On August 23, 2000 the Company and Mr. Spence, Mrs. Kerrigan and Mr. Kerrigan entered into employment agreements until terminated for Cause, as defined in the agreement, or for any reason other than Cause at any time. If the Company terminates the employee without cause, the Employee shall be entitled to receive from the Company his/her base salary for a period of 24 months, on the same terms as if their employment had not been terminated, but Employee shall not be entitled to receive any other payments, rights or benefits from the Company. During the term of the Employee's employment, the Company shall pay Employee an annual salary as follows, Todd Spence - $250,000, DiAnne Kerrigan - $175,000, Thomas Kerrigan - $100,000. Such salaries may be increased from time to time and employee shall the opportunity to earn a bonus of up to 50% of his/her annual salary each calendar year upon achieving milestones, completion of tasks and satisfying financial performance criteria established by the Board of Directors in writing, delivered to Employee within the first month of each calendar year.

Mr. Donald Muir - On March 31, 2000 Mr. Muir entered into an employment with the Company for a term of June 2,2000 through May 31,2002 at a base annual salary of $133,500. Employee shall have opportunity to earn a bonus of up to 50% of his annual salary each calendar upon achieving milestones, completion of tasks and satisfying financial performance criteria as established by the Board f Directors in writing, delivered to Employee within the first month of each calendar year. The termination details are the same as the Spence, Kerrigan provisions.

Each of the four above agreements include non-competition provisions that extend for three years following the employees termination and non-disclosure provisions that extend indefinitely following employees termination.

SEVERANCE AGREEMENT

         On December 31, 2000 Byron Flateland and Jill Flateland's employment agreements were terminated under their terms of employment. The Company entered into consulting agreements with Mr. and Mrs. Flateland for a period of one year commencing January 1, 2001 with the Flateland's agreeing to make available to the Company their expertise as provided under the consulting agreements' terms and conditions. Remuneration under the agreements shall be comprised of a monthly sum of $1,000 to Mr. Flateland and $500 to Mrs. Flateland, the sum of $75 per hour for each approved hour per month that consultant provides such service in excess of 14 hours each per month, pre approved expense reimbursement, and stock options granted by the Company in amounts as determined by the Company Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2001 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock, underlying options and warrants which are exercisable within 60 days from the above date.

                                                                                         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER CLASS           AMOUNT AND NATURE OF             BENEFICIAL OWNERSHIP
------------------------------------------           --------------------             --------------------
Todd A Spence, Chief Officer, President, Director        2,105,363                       24.4%
940 West Port Plaza, #100, St.Louis, MO 63146

Di Anne Kerrigan, Vice President-Sales, Director           871,648                       10.1%
940 West Port Plaza, #100, St.Louis, MO 63146

Thomas Kerrigan, National Accounts Sales Director          522,989                        6.1%
940 West Port Plaza, #100, St.Louis, MO 63146

Byron Flateland, Director and Former Chief                 949,647  (1)                  10.6%
Technical Officer
11350 W 72nd Place, Arvada, CO 80005

Jill Flateland, Former Director, COO and                   993,611  (2)                  11.1%
  Executive Vice President
11350 W 72nd Place, Arvada, CO 80005

Mr. Daryl Yurek, 1327 Spruce St., #300,                    636,700  (3)                   7.0%
Boulder, CO 80302

Donald Muir, Vice President-Development and                537,500  (4)                   6.2%
    Director, 940 West Port Plaza #100, St.
    Louis, MO, 63146

Bolder Venture Partners, 1327 Spruce St. #300,             705,500  (5)                   7.6%
    Bolder, CO. 80302


All Directors and Executive Officers as a group          4,464,158                       49.5%

(1) Includes 81,597 options, 187,500 special warrants and 93,750 warrants exercisable presently or within 60 days. Includes also one half of 150,000 shares jointly owned with Jill Flateland.

(2) Includes 248,611 options exercisable presently or within 60 days. Includes also one half of 150,000 shares owned jointly with Byron Flateland.

(3) Includes 70,000 warrants, 35,000 special warrants that are exercisable presently or within 60 days. Includes 399,900 warrants and 23,400 special warrants held by Bolder Venture Partners, LLC of which Mr. Yurek is a 60% partner.

(4) Includes 25,000 warrants and 12,500 special warrants exercisable presently or within 60 days.

(5) Includes 666,500 warrants and 39,000 special warrants exercisable presently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into consulting agreements with Mr. Byron Flateland and Mrs. Jill Flateland for a period of one year commencing January 1, 2001. Mr. and Mrs. Flateland agree to make available to the Company their expertise as provided under the consulting agreement's terms and conditions. Remuneration under the agreement shall be comprised of a monthly sum of $1,000 to Mr. Flateland and $500 to Mrs. Flateland, the sum of $75 per hour for each approved hour per month that consultant provides such service in excess of 14 hours each per month, pre- approved expense reimbursement, and stock options granted by the Company in amounts as determined by the Company Board of Directors.

The Company has a $100,000 unsecured note payable as of December 31, 2000 to Mr. Todd Spence, its President and CEO. The note is due upon demand and is non-interest bearing.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following Exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.1            Agreement and Plan Merger dated June 12, 2000 by and between Panoramic Care Systems, Inc.,
               Panoramic Acquisition Corporation and Management-Data, Inc.****
3.1            Amended and Restated Articles of Incorporation of FreeStyle Publications, Inc.*
3.2            Bylaws*
4.1            Stockholders' Agreement between Panoramic Care Systems, Inc. and certain of its shareholders, dated August 17, 2000****
4.2            Release and Consent to Termination of Stock Restriction Agreement between Panoramic Care
               Systems, Inc, Management-Data, Inc. and certain shareholders of Panoramic Care Systems, Inc., dated August 17, 2000****
4.3            Employment Agreement between Panoramic Care System, Inc. and Todd Spence, dated August 23,
               2000.****
4.4            Employment Agreement between Panoramic Care Systems, Inc. and D. Anne Kerrigan, dated August
               23, 2000.****
4.5            Employment Agreement between Panoramic Care Systems, Inc. and Tom Kerrigan, dated August 23,
               2000.****
4.6            Employment Agreement between Panoramic Care Systems, Inc. and Don Muir dated March 31, 2000. *-
5.1            Lease commencing January 24, 2001 between MDI Technologies and WHWPP Real Estate Ltd
               Partnership.*-
10.1           Amended Consulting Agreement dated as of March 1, 1999 between Panoramic Care Manager, Inc. and
               Bolder Venture Partners, L.L.C.*
10.2           Letter of Engagement dated February 7, 1999 between Panoramic Care Manager, Inc. and M1
               Software*
10.3           Form of Non-disclosure Agreement between FreeStyle Publications, Inc. (n/k/a Panoramic Care
               Systems, Inc.) and various entities*
10.4           Sponsorship Agreement dated February 16, 1999 between Panoramic Care Manager, Inc. and
               Canaccord Capital Corporation*
10.5           Lease effective as of March 15, 1999 between Panoramic Care Manager, Inc. and Jefferson Park
               West (landlord) for property located at Jefferson Park West, Bldg. 4, 5181 Ward Road, Arvada,
               Colorado, USA 80005.*

10.6           Software Distribution Agreement dated January 28, 1999 between Panoramic Care Manager, Inc. and
               InterCare Network.*
10.7           Stock Option Plan*
10.8           Senior Management Bonus Plan*
10.9           Form of Employment Agreement*
10.10          Form of Convertible Note**
10.11          Form of Warrant Agreement**

*-   Filed herewith.
*    Filed with Registration Statement on Form SB-2 on April 16, 1999.
**   Filed with Amendment No. 1 on Form SB-2 on June 7, 1999.
***  Filed with Amendment No. 2 on Form SB-2 on June 24, 1999.
**** Filed with Current Report, Form 8-K on September 8, 2000

 4.2

 * - Previously filed with Form 8-K dated September 8, 2000

(b) REPORTS. During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below:

On November 6, 2000, the Company filed a Current Report on Form 8-K/A-1 dated August 25, 2000 that reported the acquisition of Management-Data, Inc.("MDI") including the filing of combined consolidated ProForma Financial Statements for the year ending December 31, 1999 and the Six Months ended June 30, 2000 as required by Item 7 Financial Statements and Exhibits of Form 8K.

                                   SIGNATURES

Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Panoramic Care Systems, Inc.

Date: April 13, 2001                           By: /s/ Todd A Spence
                                                   -----------------
                                                   Todd A Spence
                                                   President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

SIGNATURES                         TITLE                                        DATE
----------                         -----                                        ----
/s/ DiAnne Kerrigan                Vice President - Sales and Director          April 13, 2001
-------------------
DiAnne Kerrigan

/s/ Donald Muir                    Vice President - Development and Director    April 13, 2001
---------------
Donald Muir

/s/ Byron Flateland                Director                                     April 13, 2001
-------------------
Byron Flateland

/s/ Steven Kaplan                  Director                                     April 13, 2001
-----------------
Steven Kaplan

/s/ Thomas K. Andrew               Chief Financial Officer                      April 13, 2001
--------------------
Thomas K. Andrew

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
4.6                           Employment Agreement between Panoramic Care
                              Systems, Inc. and Don Muir dated March 31, 2000.

5.1                           Lease commencing January 24, 2001 between MDI
                              Technologies and WHWPP Real Estate Limited
                              Partnership (landlord) for property located at 940
                              West Port Plaza, Suite 100, St.Louis, MO. 63146.