Form 10QSB
period 2001-03-31
PANORAMIC CARE SYSTEMS INC
filed 2001-05-11
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended March 31, 2001

                        Commission File Number 333-76427


                          Panoramic Care Systems, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                             84-1165714
       --------                                             -----------
(State of Incorporation)                                (IRS Employer ID Number)

940 West Port Plaza, #100                                St. Louis, MO. 63146
-------------------------                                --------------------
(Address of Principle Executive Offices)                 (city) (state) (zip)

                                 (314) 439-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Transitional Small Business Disclosure format (check one):  Yes   No XX
                                                                     --

The number of shares outstanding of the Registrant's $.001 par value common stock on May 8, 2001 was 9,243,035 shares.

                          PANORAMIC CARE SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I. FINANCIAL INFORMATION                                                               3-8

        Item 1. Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                 9-12


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                   Panoramic Care Systems, Inc. and Subsidiary

                                                Consolidated Balance Sheets
                                                                              (Unaudited)
ASSETS                                                                     March 31, 2001    December 31, 2000

CURRENT ASSETS

Cash                                                                       $  25,211               $  35,357
Accounts receivable, net                                                     197,253                 193,479
Prepaid expenses                                                              11,145                  23,875
                                                                         -----------              ----------
     Total Current Assets                                                    233,609                 252,711


PROPERTY AND EQUIPMENT, at cost                                              738,403                 608,123
    Less Accumulated depreciation                                           (327,733)               (283,421)
                                                                         -----------              ----------
     Total Equipment, net                                                    410,670                 324,702

OTHER ASSET
Rent deposit                                                                  21,539                  21,539

    Total Assets                                                          $  665,818               $ 598,952
                                                                         ===========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                             $  750,000               $ 600,000
Current portion of long term debt and
 Capitalized lease obligations                                                75,016                  98,660
Accounts payable and accrued expenses                                        841,282                 727,699
                                                                         -----------              ----------
         Total Current Liabilities                                         1,666,298               1,426,359

NON-CURRENT LIABILITIES
LONG TERM DEBT                                                                 7,826                  11,244

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share, 50,000,000
 shares authorized, 9,243,035 at March 31, 2001 and 8,618,035
 shares at December 31, 2000 issued and outstanding                            9,243                   8,618
Additional paid-in capital                                                 4,419,612               4,368,237
Accumulated deficit                                                       (5,437,161)             (5,215,506)
                                                                         -----------              ----------

                                                                          (1,008,306)               (838,651)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   665,818              $   98,952
                                                                         ===========              ==========


    The accompanying notes are an integral part of the financial statements.

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                2001              2000
                                                                ----              ----
REVENUES                                                    $ 1,188,136        $   983,386


OPERATING EXPENSES
  Operations and technical support                              352,381            272,018
  Sales and marketing                                           535,040            306,067
  Engineering                                                   145,361             48,522
  General and administrative                                    365,798            515,006
                                                            -----------        -----------
     Total Operating Expenses                                 1,398,580          1,141,613

OPERATING LOSS                                                 (210,444)          (158,227)

OTHER INCOME (EXPENSE)
  Interest Expense                                              (12,691)            (7,185)
  Interest Income                                                 1,480              1,673
                                                            -----------        -----------
                                                                (11,211)            (5,512)

NET LOSS                                                    $  (221,655)       $  (163,739)
                                                            ===========        ===========

NET LOSS PER SHARE-BASIC AND DILUTED                        $     (0.03)       $     (0.02)
                                                            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
   BASIC AND DILUTED                                          8,703,551          8,375,110
                                                            ===========        ===========















    The accompanying notes are an integral part of the financial statements.

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                               COMMON STOCK            ADDITIONAL                           TOTAL
                                                                        PAID-IN           ACCUMULATED    STOCKHOLDERS'
                                           SHARES       AMOUNT          CAPITAL             DEFICIT         EQUITY
                                           ------       ------          -------             -------         ------
Balance, December 31, 2000               8,618,035       8,618         4,368,237          (5,215,506)     (838,651)

Exercise of Stock Warrants                 625,000         625              (625)

Proceeds from issue of Stock
   Warrants                                                               52,000

Net Loss                                                                                    (221,655)     (221,655)
                                         ----------------------------------------------------------------------------

Balance, March 31, 2001                  9,243,035       9,243         4,419,612          (5,437,161)   (1,008,306)
                                         ============================================================================






























    The accompanying notes are an integral part of the financial statements.

                   Panoramic Care Systems Inc. and Subsidiary
                             Statement of Cash Flows
                                   (Unaudited)

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     2001             2000
                                                                     -----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(221,655)         $(163,739)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                  44,312             90,138
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                   (3,774)           103,347
      (Increase) decrease in prepaid expenses and other assets     12,730            (12,571)
      Increase (decrease) in accounts payable and accrued
       liabilities                                                113,583           (192,480)
                                                                 ---------          --------
Net cash provided by (used in) operating activities               (54,804)          (175,305)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                        (130,280)              -
   Proceeds from sale of investments                                 -                62,928
                                                                 ---------          --------
Net cash provided by (used in) investing activities              (130,280)            62,928

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                  (27,062)           (34,959)
   Proceeds from loan from officers                               150,000               -
   Proceeds from issuance of warrants                              52,000            329,000
   Proceeds from conversion of warrants                              -                 5,000
                                                                 ---------          --------
Net cash provided by financing activities                         174,938            299,041

NET INCREASE (DECREASE) IN CASH                                   (10,146)           186,664

CASH - BEGINNING OF PERIOD                                         35,357            119,684
                                                                 ---------          --------

CASH - END OF PERIOD                                             $ 25,211           $306,348
                                                                 ===========================


    The accompanying notes are an integral part of the financial statements.

                   Panoramic Care Systems, Inc. and Subsidiary
                          Notes To Financial Statements

1. INTERIM FINANCIAL INFORMATION-BASIS OF PRESENTATION

   These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in preparation of interim reports.

The accompanying consolidated interim financial statements include the accounts of Panoramic Care Systems, Inc. and its wholly owned subsidiary, MDI Technologies, Inc., (collectively the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March
31, 2001 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

As part of the MDI acquisition the Company began doing business as MDI Technologies, Inc. and will be seeking shareholder approval for this name change at a shareholder meeting when appropriate.

2. BUSINESS ACQUISITION

On August 25, 2000, Panoramic Care Systems, Inc. (Panoramic) completed a merger with Management-Data, Inc. (MDI) by exchanging 3,500,000 shares of its common stock for all the outstanding common stock of MDI. Each share of MDI was exchanged for approximately 13,410 shares of Panoramic.

The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests under APB Opinion No. 16, "Business Combinations". Accordingly, all prior period financial statements presented have been restated to include the combined results of operations and cash flows of MDI as though it had always been a part of Panoramic.

There were no transactions between Panoramic and MDI prior to the merger while immaterial adjustments were recorded to conform to MDI's accounting policies to Panoramic's policies.

Certain reclassifications were made to the MDI financial statements to conform to Panoramic's presentations.


3. REVENUE RECOGNITION

The company's revenue is derived from the licensing of computer software and from service revenues consisting of ASP (Application Service Provider) data hosting, maintenance and support of systems, training and consulting. License fees are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenue from the ASP, software maintenance and support is recognized ratably over the contract period, these items are billed monthly at the time the service/support is due from the customer for the current month's service and is due 30 days from billing. The Company establishes a reserve for collectability of that maintenance and support receivable. All costs associated with licensing, ASP services, support and update services, training and consulting services are expensed as incurred.

4. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

Options to employees, a director and a consultant to purchase 52,833 shares and warrants to purchase 1,701,764 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending March 31, 2001.

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believes", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently number 780 of which 40 are using the ASP services.

Our limited operating history in the development and delivery of software over the Internet, makes it difficult to predict revenues and operating results. Our prospects should be considered in light of the risks and difficulties encountered by the transitioning its revenue to that of a recurring revenue model through the delivery of its applications over the Internet. The Company is dependent on the continued rollout of broadband telecommunication services to rural and metropolitan areas in order to successfully implement this strategy.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
                COMPARED TO THE THREE MONTHS ENDED MARCH 31,2000

Net revenues for the three months ended March 31, 2001 increased to $1,188,136 from $983,386 at March 31, 2000. This increase of $204,750 (21%) was primarily comprised of increased recurring revenues of $137,000 from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $62,000 (13%) from the previous period.

Operations and technical support expense increased to $352,381 from $272,018 from March 31, 2000 to March 31, 2001. This increase of $80,363 (30%) is due to increased payroll and payroll related costs of $73,000 due to staffing additions and $7,000 of ASP support costs.

Sales and marketing expenses for the three months ended March 31, 2001 increased to $535,040 from $306,067 for the three months ended March 31, 2000. This increase of $228,973 (75%) is due to staffing increases of $105,000 for a Marketing Director, Sales Manager and 5 additional sales persons, increased sales travel of $10,000, and a $113,000 increase in advertising, convention and marketing costs to develop market awareness by participating in more conventions and placing industry specific trade publication advertising.

Engineering expense for the three months ended March 31, 2001 increased to $145,361 from $48,522 for the three months ended March 31, 2000. This increase of $96,639 (200%) was primarily due to increases in payroll and payroll related costs of $82,000 for additional personnel, the use of an outside ASP consultant amounting to $7,000 and a $3,000 supply cost increase.

General and Administrative costs decreased to $365,798 from $515,006 for the three months ended March 31, 2000 to the three months ended March 31, 2001. This decrease of $149,208 (29%) resulted from the elimination of various overhead staff after the Panoramic/MDI merger amounting to $78,000, decrease in travel for fundraising and merger activity amounting to $18,000, and the elimination of certain amortization and depreciation items of $54,000 that were fully written off at December 31, 2000.

Interest expense increased $5,506 due to an increased bank line of credit in October 2000 to support current operations.

The net loss of $221,655 for the three months ended March 31, 2001 compared to a net loss of $163,739 for the three months ended March 31, 2000. An increase of $57,916 is the result of increased customer support and sales and marketing efforts all directed towards increased customer acquisitions and their support.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2001 an additional $52,000 was received from the December 2000 warrant placement. Also received were $150,000 of loans from two of the Company's officer/shareholder's.

Also during the quarter ended March 31, 2001 there were 4 Special Warrant holders who exchanged 625,000 warrants for 625,000 shares of the Company's stock for no additional consideration as per the warrant agreement.

The Company currently has 532,000 stock options and 1,701,764 warrants outstanding. The options and warrants are exercisable at prices from $.56 - $4.17 per share. If all options and warrants were exercised the company would receive approximately $4,200,000, which would be available to the Company as working capital.

CASH FLOW

During the three months ended March 31, 2001, cash decreased by $10,146. Net cash used in operating activities for the three months ended March 31, 2001 was $54,804 compared to $175,305 for the three month ended March 31, 2000. This decrease of $120,501 was due to an increase in the net loss for the period offset by decreases in depreciation and amortization amounts and changes in the accounts receivable and accounts payable balances.

Net cash used in investing activities for the three months ended March 31, 2001 was $130,280 compared to cash provided by investing activities for the three months ended March 31, 2000 of $62,928. The funds used for the three months ended March 31, 2001 were for the build out and new equipment for the new corporate office occupied in January 2001. The cash provided from investing activities at March 31, 2000 was from the redemption of a money market account.

Net cash provided from financing activities $174,938 for the three months ended March 31, 2001 compared to $299,041 for the three months ended March 31, 2000. During the three months ended March 31, 2001 funds were provided by: loans from two officer/shareholder's of the Company amounting to $150,000 and private placement of Special Warrants of $52,000 less debt payments of $27,062. For the three months ended March 31, 2000 funds were provided from the private placement of Special Warrants of $334,000 less debt payments of $34,959.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, the Company received from the Equal Employment Opportunity Commission, a "Notice of Charge of Age Discrimination" filed by a former employee who was terminated in November 2000. In April 2001, the Company received notice from the Equal Employment Opportunity Commission that the charge was dismissed.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On April 11, 2001 Mr. Steven Kaplan voluntarily resigned from the Company's Board of Directors to pursue other interests. The seat will remain vacant until election at the annual meeting.

Item 6. Reports on Form 8-K

On January 16, 2001 the Company filed a report of Form 8-K/A regarding changes in the Company's Registered Certifying Accountant.

Exhibits - none

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

Panoramic Care Systems, Inc.

/s/ Todd A. Spence                                             May 10, 2001
---------------------                                        ----------------
Todd A. Spence                                                     Date
Chairman of the Board, President and
Chief Executive Officer

/s/ Thomas K. Andrew                                           May 10, 2001
---------------------                                        ----------------
Thomas K. Andrew                                                   Date
Chief Financial Officer