Form 10QSB
period 2001-06-30
PANORAMIC CARE SYSTEMS INC
filed 2001-08-08
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended June 30, 2001

                        Commission File Number 333-76427


                          Panoramic Care Systems, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                        84-1165714
       --------                                       -----------
(State of Incorporation)                        (IRS Employer ID Number)

940 West Port Plaza, #100                          St.Louis, MO. 63146
-------------------------                          -------------------
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

The number of shares outstanding of the Registrant's $.001 par value common stock on July 20,2001 was 10,243,035 shares.

                          PANORAMIC CARE SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                                             3-8

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                       9-12



PART II. OTHER INFORMATION                                                                       13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   Panoramic Care Systems, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                           (Unaudited)
ASSETS                                                                    June 30, 2001  December 31,2000
CURRENT ASSETS

Cash                                                                        $    17,060    $    35,357
Accounts receivable, net                                                        378,140        193,479
Prepaid expenses                                                                 35,120         23,875
                                                                            -----------    -----------
     Total Current Assets                                                       430,320        252,711


PROPERTY AND EQUIPMENT, at cost                                                 765,258        608,123
    Less Accumulated depreciation                                              (372,045)      (283,421)
                                                                            -----------    -----------
     Total Equipment, net                                                       393,213        324,702

OTHER ASSET
Rent deposit                                                                     21,539         21,539

     TOTAL ASSETS                                                           $   845,072    $   598.952
                                                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                               $   829,146    $   600,000
Current portion of long term debt and
Capitalized lease obligations                                                    92,904         98,660
Accounts payable and accrued expenses                                           885,932        727,699
                                                                            -----------    -----------
         Total Current Liabilities                                            1,807,982      1,426,359

NON-CURRENT LIABILITIES
Long term debt and capitalized lease obligations                                100,220
                                                                                                11,244

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share, 50,000,000 shares authorized,
 10,243,035 at June 30,2001 and 8,618,035
 shares at December 31, 2000 issued and outstanding                              10,243          8,618
Additional paid-in capital                                                    4,418,612      4,368,237
Accumulated deficit                                                          (5,491,985)    (5,215,506)
                                                                            -----------    -----------

                                                                             (1,063,130)      (838,651)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   845,072    $   598,952
                                                                            ===========    ===========

    The accompanying notes are an integral part of the financial statements

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                           2001               2000           2001              2000
                                           ----               ----           ----              ----
REVENUES                                1,202,053          1,238,579       2,390,189        2,221,965

OPERATING EXPENSES
  Operations and technical support        402,050            189,895         754,431          461,913
  Sales and marketing                     366,057            172,990         901,097          479,057
  Engineering                             136,152             63,284         281,513          111,806
  General and administrative              340,805          1,868,012         706,603        2,383,018
                                          -------          ---------         -------        ---------
     Total Operating Expenses           1,245,064          2,294,181       2,643,644        3,435,794

OPERATING LOSS                            (43,011)        (1,055,602)       (253,455)      (1,213,829)

OTHER INCOME (EXPENSE)
  Interest expense                        (11,839)            (8,142)        (24,530)         (15,327)

  Interest income                              26             12,844           1,506           14,517
  Gain on sale of securities                                 261,066                          261,066
                                         ---------           -------         --------         -------
                                          (11,813)           265,768        (23,024)          260,256

NET LOSS                                  (54,824)          (789,834)       (276,479)        (953,573)
                                          ========          =========       =========        =========

NET LOSS PER SHARE-BASIC AND DILUTED        (0.01)             (0.09)          (0.03)           (0.11)
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC AND DILUTED                     9,715,562          8,468,038        9,212,352        8,421,838
















    The accompanying notes are an integral part of the financial statements.

                   PANORAMIC CARE SYSTEMS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                       COMMON STOCK     ADDITIONAL                        TOTAL
                                                          PAID-IN         ACCUMULATED  STOCKHOLDERS'
                                  SHARES     AMOUNT       CAPITAL           DEFICIT   EQUITY (DEFICIT)
                                  ------     ------       -------           -------   --------------
Balance, December 31, 2000       8,618,035    8,618       4,368,237       (5,215,506)    (838,651)

Exercise of Stock Warrants       1,625,000    1,625          (1,625)

Proceeds from issue of Stock
   Warrants                                                  52,000

Net Loss                                                                    (276,479)    (276,479)
                               ------------------------------------------------------------------

Balance, June 30, 2001          10,243,035   10,243       4,418,612       (5,491,985)  (1,063,130)
                               ==================================================================






























    The accompanying notes are an integral part of the financial statements.

                   Panoramic Care Systems Inc. and Subsidiary
                             Statement of Cash Flows
                                   (Unaudited)

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                2001          2000
                                                                -----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $  (276,479)   $  (953,573)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                88,624        192,193
    Gain on sale of investments                                      --       (261,066)
    Change in assets and liabilities:
      Increase in accounts receivable                          (184,661)       (85,996)
      Increase in prepaid expenses and other assets             (11,245)      (140,063)
      Increase (decrease) in accounts payable and accrued
       liabilities                                              158,233       (193,120)
                                                            -----------    -----------
Net cash provided by (used in) operating activities            (225,528)    (1,441,625)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (7,155)
                                                                               (29,015)
   Proceeds from sale of investments                                 --        636,989
                                                            -----------    -----------
Net cash provided by (used in) investing activities              (7,155)       607,974

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                (66,760)       (83,195)
   Proceeds from loans from officers                            265,000             --
   Proceeds from issuance of warrants                            52,000             --
   Repayments of loans from officers                            (35,854)            --
   Payment of dividends                                              --       (225,000)
   Payment of offering costs                                         --       (148,789)
   Proceeds from exercise of stock options                           --         56,000
   Proceeds from issuance of common stock                            --         70,000
   Proceeds from exercise of stock warrants                          --         84,130
   Proceeds from issuance of stock warrants                          --      1,498,104
                                                            -----------    -----------
Net cash provided by financing activities                       214,386      1,251,250

NET INCREASE (DECREASE) IN CASH                                 (18,297)       466,521

CASH - BEGINNING OF PERIOD                                       35,357        119,684
                                                            -----------    -----------

CASH - END OF PERIOD                                        $    17,060    $   586,205
                                                            ===========    ===========

Non Cash Investing and Financing Activities
Purchase of equipment from Capital Lease financing          $   149,980             --
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

The accompanying consolidated interim financial statements include the accounts of Panoramic Care Systems, Inc. and its wholly owned subsidiary, MDI Technologies, Inc., (collectively the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheet as of June 30,2001 and the consolidated statements of operations for the three and six months ended June 30,2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30,2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30,2001 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


2. BUSINESS ACQUISITION

On August 25,2000, Panoramic Care Systems, Inc. (Panoramic) completed a merger with Management-Data, Inc. (MDI) by exchanging 3,500,000 shares of its common stock for all the outstanding common stock of MDI. Each share of MDI was exchanged for approximately 13,410 shares of Panoramic.

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

4. NEW BORROWINGS

Loans From Officers- Demand, non-interest bearing loans were made by officers/shareholders of the Company amounting to $265,000 during the six month period ending June 30,2001.

Equipment Financing- In June 2001, the Company entered into a capital lease financing agreement for office and computer equipment. The lease payments amount to $4,166 per month for 36 consecutive months commencing June 2001.

5. Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing the net loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

Options to employees and a director to purchase 532,833 shares and warrants to purchase 1,701,764 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the period ending June 30,2001.

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may","will"."expect","believes","anticipate", "estimate","approximate",or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently number approximately 780 of which 48 are using the ASP services.

Our limited operating history in the development and delivery of software over the Internet makes it difficult to predict revenues and operating results. Our prospects should be considered in light of the risks and difficulties encountered by the transitioning its revenue to that of a recurring revenue model through the delivery of its applications over the Internet. The Company is dependent on the continued rollout of broadband telecommunication services to rural and metropolitan areas in order to successfully implement this strategy.

In April 2001 the Company released a new version of its "On-Line Advantage" software programmed in Access 2000, featuring a 32-bit format. This improvement enables the Company to support SQL Server as the preferred database. Currently in beta testing, SQL Server support will provide larger databases, larger numbers of concurrent users, and enterprise reporting. Additionally, the new Access 2000 format will provide clients improved processing speed, greater export capabilities, increased report options, web-enabled features for information sharing and the ability to run the software with minimal hardware requirements.

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements,

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30,2000

Net revenues for the three months ended June 30,2001 decreased to $1,202,053 from $1,238,579 at June 30, 2000. This decrease of $36,526 (3%) was primarily comprised of increased recurring revenues of $224,000 (50%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also a decrease in "shrink wrap" sales of $270,000 (37%) from the previous period, which is in line with the Company's ASP direction of service. Training fee revenue increased $10,000 during the period.

Operations and technical support expense increased to $402,050 from $189,895 from June 30, 2000 to June 30, 2001. This increase of $212,155 (112%) is due to increased payroll and payroll related costs of $177,000 due to staffing additions and $40,000 of ASP support costs.

Sales and marketing expenses for the three months ended June 30, 2001 increased to $366,057 from $172,990 for the three months ended June 30, 2000. This increase of $193,067 (112%) is due to staffing increases of $98,000 for a Marketing Director, Sales Manager and 5 additional sales persons, increased sales travel of $17,000, and a $38,000 increase in advertising, convention and marketing costs to develop market awareness by placing industry specific trade publication advertising. Increased use of Reseller's increased that expense by $22,000, while supplies and telephone expenses increased $16,000 due to increased sales contacts.

Engineering expense for the three months ended June 30, 2001 increased to $136,152 from $63,284 for the three months ended June 30, 2000. This increase of $72,868 (115%) was primarily due to increases in payroll and payroll related costs of $67,000 for additional personnel, the use of an outside ASP consultant amounting to $3,400 and a $2,000 supply cost increase.


General and administrative costs decreased to $340,805 from $1,868,012 for the three months ended June 30,2000 to the three months ended June 30, 2001. This decrease of $1,527,207 (82%) resulted from the elimination of various overhead staff and bonus' after the Panoramic/MDI merger amounting to $915,000, decreases in legal, accounting and consulting fees relating to merger activity amounting to $549,000, and the elimination of certain amortization and depreciation items of $63,000 that were fully written off at December 31, 2000.

Interest expense increased $3,697 due to an increased bank line of credit in October 2000 to support current operations.

The net loss of $54,824 for the three months ended June 30, 2001 compared to a net loss of $789,834 for the three months ended June 30, 2000, an increase of $735,010 is the result of decreased costs in the General and administration department resulting from discontinued Colorado activities less increased customer support, sales initiatives and engineering costs. The second quarter of 2000 also included a one-time gain on the sale of securities of $261,066.

  RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX
                           MONTHS ENDED JUNE 30, 2000


Net revenues for the six months ended June 30, 2001 increased to $2,390,189 from 2,221,965 at June 30,2000, This increase of $168,224 resulted from an increase in recurring revenues of $361,000 and a decrease in "shrink wrap" revenues $209,000 and an increase of $16,000 in Training fees.

Operations and technical support expense increased to $754,431 from $461,913 for the six months ended June 30,2001 compared to the six months ended June 30,2000. This is an increase of $292,518 (63%). The increase is due from increased payroll and payroll related costs of $262,000, ASP support costs of $50,000, a decrease in hardware and software purchases of $48,000, and an increase in travel and training items amounting to $28,500.

Sales and Marketing expense increased to $901,097 from $479,057 for the six months ended June 30,2001 compared to the six months ended June 30,2000. This is an increase of 422,040 (88%). This increases is due to payroll and payroll related increases of $219,000 for additional positions of marketing Director, Sales manager, and additional sales staff, additional advertising and marketing costs of $136,000 for convention participation and print advertising in industry specific trade publications.

Reseller fees increased $50,000 for the period reflecting the company's increased use of this professional resource and travel costs increased $15,000.

Engineering expense increased to $281,513 from $111,806 for the six months ended June 30, 2001 compared to the six months ended June 30,2000. This is an increase of $169,707 (152%). The increase is the result of additional payroll and payroll related costs for additional personnel amounting to $148,000, outside consulting costs of $11,000, equipment and supply costs increased $7,000 and travel costs increased $4,000.

General and administrative costs decreased to $706,603 from $2,383,018 for the six months ended June 30, 2001 as compared to the six months ended June 30,2000. This is a decrease of $1,676,415 (70%). This decrease is comprised of $1,011,000 in decreased payrolls and bonus' and payroll related expenses that occurred subsequent to the Panoramic/MDI merger, a decrease of $464,000 in legal, accounting and consultant fees relating to merger costs and fund raising activities, a decrease in travel costs of $102,000 due to costs incurred with the merger activity and fund raising and a $100,000 decrease in depreciation and amortization of items fully written off at December 31, 2000.

Interest expense increased from $15,237 for the six months ended June 30,2000 to $24,530 for the six months ended June 30,2001. This increase of $9,293 is due to an increase in the line of credit for current operations.

The net loss for the six months ended June 30, 2001 was $276,479 compared to a loss of $953,573 for the six months ended June 30,2000, a decrease of $677,094. This decrease is associated with increased revenues of $168,000 reflecting a net increase in recurring revenues versus "shrink wrap" revenue, an increase in costs in the regular operating departments (operations, support, sales, marketing and engineering) amounting to $884,000 due to increased support, sales and engineering requirements for the Company's increasing number of customers, a decrease in general and administrative costs of $1,676,000 resulting from staff reductions and the reduction of fees and costs associated with the search for additional funding sources. This net reduction in total operating expenses in 2001 of $792,000 was partially offset by the gain from the sale of securities of $261,000 in April 2000 which did not reoccur in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2001 an additional $52,000 was received from the December 2000 warrant placement. Also received were non-interest bearing loans of $150,000 from two of the Company's officer/shareholders. During the quarter ended June 30,2001, the officer/shareholders made additional non-interest bearing loans aggregating $115,000.

During the quarter ended March 31, 2001 4 Special Warrant holders exchanged 625,000 warrants for 625,000 shares of the Company's stock for no additional consideration as per the warrant agreement.

In the second quarter of 2001, 1,000,000 warrants, issued in April 2000, were converted to 1,000,000 shares of the Company's common stock for no additional consideration as per the warrant agreement.

The Company currently has 532,000 stock options and 1,701,764 warrants outstanding. The options and warrants are exercisable at prices from $.56 - $4.17 per share. If all options and warrants were exercised the company would receive approximately $4,100,000, which would be available to the Company as working capital.

CASH FLOW

During the six months ended June 30, 2001,cash decreased by $18,297. Net cash used in operating activities for the six months ended June 30, 2001 was $225,528 compared to $1,441,625 for the six months ended June 30,2000. This increase of $1,216,097 was due to a decrease in the net loss for the period offset by decreases in depreciation and amortization and changes in the accounts receivable and accounts payable balances.

Net cash used in investing activities for the six months ended June 30, 3001 was $7,155 compared to cash provided by investing activities for the six months ended June 30, 2000 of $607,974. The funds used for the six months ended June 30, 2001 were for the build out of the new corporate office occupied in January 2001. The cash provided from investing activities at June 30, 2000 was from the sale of securities.

Net cash provided from financing activities was $214,386 for the six months ended June 30, 2001 compared to $1,251,250 for the six months ended June 30,2000. During the six months ended June 30, 2001 funds were provided by: loans from two officer/shareholder's of the Company amounting to $265,000, and private placement of Special Warrants of $52,000 less debt payments of $102,614. For the six months ended June 30, 2000 funds were provided from the private placement of $1,558,445 of stock warrants and the exercise of warrants and stock options, less debt payments of $83,195 and dividends paid of $225,000.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Panoramic Care Systems, Inc. ("the Meeting") was held on June 27,2001, in which a total of 5,788,481 eligible votes of common stock were represented out OF THE 9,243,035 eligible votes of common stock entitled to vote. At the meeting three proposals were considered and acted upon: (1) Election of Directors; (2) adoption of Rubin, Brown, Gornstein & Co.,LLP as the Company's independent auditors; and (3) Change the name of the company to MDI Technologies, Inc.

The results of the Election of Directors were as follows:


      Name                      Common Stock Votes For            Common Stock Votes Against
     ------                     ----------------------            --------------------------
Todd Spence                           5,788,481                              0
Di Anne Kerrigan                      5,788,481                              0
Thomas Kerrigan                       5,788,481                              0
Donald Muir                           5,788,481                              0
Byron Flateland                       5,788,481                              0


All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

The results of the appointment of Rubin, Brown, Gornstein & Co, LLP and the approval of the Company's name change were as follows:


                             Appointment of Rubin,                  Approval of
                           Brown, Gornstein & Co., LLP              Name Change
                           ---------------------------              -----------
For                                 5,788,481                        5,788,481
Against                                  0                                0
Abstaining                               0                                0
NOT VOTED                                0                                0

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   a)   Exhibits
        None
   b)   Reports on Form 8-K

On January 16, 2001 the Company filed a report of Form 8-K/A regarding changes in the Company's Registered Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

Panoramic Care Systems, Inc.

/s/ Todd A. Spence                                               August 3, 2001
---------------------                                        ------------------
Todd A. Spence                                                       Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                              August 3, 2001
--------------------                                         ------------------
Thomas K. Andrew                                                   Date
Chief Financial Officer