Form 10QSB
period 2001-09-30
PANORAMIC CARE SYSTEMS INC
filed 2001-11-14
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended September 30, 2001

                        Commission File Number 333-76427


         MDI Technologies, Inc. (formerly Panoramic Care Systems, Inc.)
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               84-1165714
       --------                                               ----------
(State of Incorporation)                               (IRS Employer ID Number)

940 West Port Plaza, #100                                St.Louis, MO. 63146
-------------------------                                -------------------
(Address of Principle Executive Offices)                 (city) (state) (zip)
                                 (314) 439-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                      --

Transitional Small Business Disclosure format (check one):  Yes   No XX
                                                                     --

The number of shares outstanding of the Registrant's $.001 par value common stock on September 30, 2001 was 11,701,368 shares.

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                   (Unaudited)
ASSETS                                        September 30, 2001      December 31, 2000

CURRENT ASSETS

Cash                                             $    45,117             $    35,357
Accounts receivable, net                             444,535                 193,479
Prepaid expenses                                      50,770                  23,875
                                                 -----------             -----------
     Total Current Assets                            540,422                 252,711


PROPERTY AND EQUIPMENT, at cost                      775,075                 608,123
    Less Accumulated depreciation                   (414,993)               (283,421)
                                                 -----------             -----------
     Total Equipment, net                            360,082                 324,702

OTHER ASSET
Rent deposit                                          21,539                  21,539

     TOTAL ASSETS                                $   922,043             $   598.952
                                                 ===========             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                    $   508,199             $   600,000
Current portion of long term debt and
 Capitalized lease obligations                        71,335                  98,660
Accounts payable and accrued expenses                813,818                 727,699
                                                 -----------             -----------
         Total Current Liabilities                 1,393,352               1,426,359

NON-CURRENT LIABILITIES
Long term debt and capitalized lease obligations      66,926                  11,244


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share,
 50,000,000 shares authorized, 11,701,368 at
 September 30, 2001 and 8,618,035 shares at
 December 31, 2000 issued and outstanding             11,701                   8,618
Additional paid-in capital                         4,767,154               4,368,237
Accumulated deficit                               (5,317,090)             (5,215,506)
                                                 -----------             -----------

                                                    (538,235)               (838,651)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   922,043             $   598,952
                                                 ===========             ===========

     The accompanying notes are an integral part of the financial statements

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                           2001               2000           2001              2000
                                           ----               ----           ----              ----
REVENUES                                 1,266,905            763,448       3,657,094        2,985,330

OPERATING EXPENSES
  Operations and technical
   support                                 361,260            496,302       1,115,691          958,215
  Sales and marketing                      282,828            725,838       1,183,925        1,204,895
  Engineering                              110,594             67,378         392,107          179,184
  General and
    administrative                         324,317            627,199       1,030,920        3,010,134
                                           -------            -------       ---------        ---------
     Total Operating
      Expenses                           1,078,999          1,916,717       3,722,643        5,352,428

OPERATING INCOME (LOSS)                    187,906         (1,153,269)        (65,549)      2,367,098)

OTHER INCOME (EXPENSE)
  Interest expense                         (13,019)           (14,253)        (37,549)         (29,580)
  Interest income                                8              7,881           1,514           22,398
  Gain on sale of securities                                                                   261,066
                                           -------            -------       ---------        ---------
                                           (13,011)           (6,372)         (36,035)         253,884

NET INCOME (LOSS)                          174,895         (1,159,641)       (101,584)       2,113,214)
                                           =======         ===========       =========      ==========

NET LOSS PER SHARE-
 BASIC AND DILUTED                                              (0.09)          (0.01)           (0.25)
NET INCOME PER SHARE-BASIC                     .02
NET INCOME PER SHARE-DILUTED                   .01
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                 10,338,144         8,468,038        9,591,740        8,476,898
  DILUTED                               12,623,211







    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     COMMON STOCK           ADDITIONAL              TOTAL
                                                             PAID-IN      ACCUMULATED STOCKHOLDERS'
                                  SHARES       AMOUNT        CAPITAL      DEFICIT    EQUITY(DEFICIT)
                                  ------       ------        -------      -------    ---------------
Balance, December 31, 2000      8,618,035       8,618       4,368,237     (5,215,506)     (838,651)

Exercise of Stock Warrants      1,625,000       1,625          (1,625)

Proceeds from issue of Stock
   Warrants                                                    52,000                       52,000

Sale of Common Stock            1,458,333       1,458         348,542                      350,000

Net Loss                                                                    (101,584)     (101,584)
                            ----------------------------------------------------------------------

Balance, September 30, 2001    11,701,368      11,701       4,767,154     (5,317,090)     (538,235)
                            ======================================================================











    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                   FOR NINE MONTHS ENDED SEPTEMBER 30
                                                         2001               2000
                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              (101,584)          (2,113,214)

Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                      131,572              285,274
    Gain on sale of investments                           -                (261,066)
    Change in assets and liabilities:
      (Increase) Decrease in accounts receivable      (251,056)              28,304
      Increase in prepaid expenses and other assets    (26,895)             (11,739)
      Increase (decrease) in accounts payable and
       accrued liabilities                              86,119              260,901
                                                     ---------           ----------
Net cash provided by (used in) operating activities   (161,844)          (1,811,540)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               (46,788)            (141,738)
   Proceeds from sale of investments                      -                 636,989
                                                     ---------           ----------
Net cash provided by (used in) investing activities    (46,788)             495,251

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases      (148,608)            (114,074)
   Proceeds from loans from officers                   265,000                 -
   Proceeds from issuance of warrants                   52,000                 -
   Payment of dividends                                   -                (225,000)
   Payment of offering costs                              -                (230,404)
   Proceeds from exercise of stock options                -                  56,000
   Proceeds from issuance of common stock               50,000              133,415
   Proceeds from exercise of stock warrants               -                  84,130
   Proceeds from issuance of stock warrants               -               1,498,104
                                                     ---------           ----------
Net cash provided by financing activities              218,392            1,202,171

NET INCREASE (DECREASE) IN CASH                          9,760             (114,118)

CASH - BEGINNING OF PERIOD                              35,357              119,684
                                                     ---------           ----------

CASH - END OF PERIOD                                 $  45,117           $    5,566
                                                     ==============================

Non Cash Investing and Financing Activities
Purchase of equipment from Capital Lease financing   $ 120,164                 -
Conversion of loans from officers to purchase common
  stock                                                300,000                 -
                                                       -------------------------
                                                     $ 420,164                 -
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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc.(formerly Panoramic Care Systems, Inc) and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheet as of September 30,2001 and the consolidated statements of operations for the three and nine months ended September 30,2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30,2001 and 2000, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30,2001 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of results to be expected for the full year.

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

4. NEW BORROWINGS

Loans From Officers- Demand, non-interest bearing loans were made by officers/shareholders of the Company amounting to $265,000 during the nine month period ending September 30,2001. This amount plus $35,000 in loans from a prior period were converted into 1,250,000 shares of Company stock at $.24 per share on September 24, 2001.

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

Options to employees and a director to purchase 532,833 shares and warrants to purchase 1,621,799 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the nine months ending September 30, 2001 and 2000 and the three months ended September 30, 2000.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements,

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 30,2000

Net revenues for the three months ended September 30,2001 increased to $1,266,905 from $763,448 at September 30, 2000. This increase of $503,457 (66%)
was primarily comprised of increased recurring revenues of $335,000 (83%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of

$150,000 (47%) from the previous period, which is in line with the Company's ASP direction of service. Training fee revenue increased $18,000 during the period.

Operations and technical support expense decreased to $361,260 from $496,302 from September 30, 2000 to September 30, 2001. This decrease of $135,042 (27%) is due to decreased payroll and payroll related costs of $122,000 due to staffing changes, $24,000 of increased ASP support costs, $17,000 decrease in consulting costs, decrease in recruitment expense of $17,000 and $3,000 in decreased travel and supply costs.

Sales and marketing expenses for the three months ended September 30, 2001 decreased to $282,828 from $725,838 for the three months ended September 30, 2000. This decrease of $443,000 (61%) is due to staffing decreases of $189,000 for a marketing and sales personnel, decreased sales travel of $31,000, and a $223,000 decrease in advertising, marketing and reseller costs.

Engineering expense for the three months ended September 30, 2001 increased to $110,594 from $67,378 for the three months ended September 30, 2000. This increase of $43,216 (64%) was primarily due to increases in payroll and payroll related costs of $39,000 for additional personnel, the use of an outside ASP consultant decreased by $3,200 and a $7,000 increase in supply and communications costs.


General and administrative costs decreased to $324,317 from $627,199 for the three months ended September 30,2001 compared to the three months ended September 30, 2000. This decrease of $302,882(48%) resulted from decreases in legal, accounting and consulting fees relating to merger activity amounting to $47,000, the elimination of certain amortization and depreciation items of $63,000 that were fully written off at December 31, 2000, travel costs decreased by $114,000 due to reduced administrative travel requirements, reduced bad debt expense of $23,000, and a reduction of $69,000 related to equipment rental, taxes and office related costs.

Interest expense decreased $1,200 due to decreased bank interest rate.

The net income of $174,895 for the three months ended September 30, 2001 compared to a net loss of $1,159,641 for the three months ended September 30, 2000, an increase of $1,334,536 is the result of increased revenues of $500,000 in addition to decreased Sales and Marketing costs of $443,000, decreased administrative, legal, consulting and general administration items of $303,000, increased Engineering expense of $43,000 and decreased Technical and Support costs of $135,000.

 RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


Net revenues for the nine months ended September 30, 2001 increased to $3,657,094 from 2,985,330 at September 30, 2000, This increase of $671,764 resulted from an increase in recurring revenues of $696,000 and a decrease in "shrink wrap" revenues $59,000 and an increase of $35,000 in Training fees.

Operations and technical support expense increased to $1,115,691 from $958,215 for the nine months ended September 30,2001 compared to the nine months ended September 30,2000. This is an increase of $157,476 (16%). The increase is due from increased payroll and payroll related costs of $140,000, ASP support costs of $74,000, a decrease in hardware and software purchases of $60,000, an increase in travel and training items amounting to $40,000 and a decrease in consulting costs of $30,000.

Sales and Marketing expense decreased to $1,183,925 from $1,204,895 for the nine months ended September 30,2001 compared to the nine months ended September 30,2000. This is a decrease of $20,970 (2%). This decrease is due to payroll and payroll related items of $30,000 manager, advertising and marketing costs reductions of $136,000 for convention participation and print advertising. Reseller fees increased $42,000 for the period reflecting the company's increased use of this professional resource, travel costs increased $16,000, and postage and telephone costs decreased $20,000.

Engineering expense increased to $392,107 from $179,184 for the nine months ended September 30, 2001 compared to the nine months ended September 30,2000. This is an increase of $212,923 (119%). The increase is the result of additional payroll and payroll related costs for additional personnel amounting to $187,000, outside consulting costs of $8,000, equipment and supply costs increased $13,000 and travel costs increased $5,000.

General and administrative costs decreased to $1,030,920 from $3,010,134 for the nine months ended September 30, 2001 as compared to the nine months ended September 30,2000. This is a decrease of $1,979,214 (66%). This decrease is comprised of $967,000 in decreased payrolls and bonus' and payroll related expenses that occurred subsequent to the Panoramic/MDI merger, a decrease of $562,000 in legal, accounting and consultant fees relating to merger costs and fund raising activities, a decrease in travel costs of $217,000 due to costs incurred with the merger activity and fund raising, a $167,000 decrease in depreciation and amortization of items fully written off at December 31, 2000 and a $66,000 decrease in other administrative usage items.

Interest expense increased from $29,580 for the nine months ended September 30,2000 to $37,549 for the nine months ended September 30,2001. This increase of $7,969 is due to an increase in the line of credit for current operations.

The net loss for the nine months ended September 30, 2001 was $101,584 compared to a loss of $2,113,214 for the nine months ended September 30, 2000, a decrease of $2,011,630. This decrease is associated with increased revenues of $671,674 reflecting a net increase in recurring revenues versus "shrink wrap" revenue, a decrease in costs in the regular operating departments (operations, support, sales, marketing and engineering) amounting to $350,000 due to increased support, sales and engineering requirements for the Company's increasing number of customers, a decrease in general and administrative costs of $1,979,000 resulting from staff reductions and the reduction of fees and costs associated with the search for additional funding sources. In April of 2000 there was a $261,000 gain from the sale of securities which did not re-occur in 2001.



LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2001 an additional $52,000 was received from the December 2000 warrant placement. Also received were non-interest bearing loans of $150,000 from two of the Company's officer/shareholders. During the quarter ended June 30,2001, the officer/shareholders made additional non-interest bearing loans aggregating $115,000. In September 2001 $300,000 of these officer/shareholder loans were converted into 1,250,000 common shares at $0.24 per share.

During the quarter ended March 31, 2001 4 Special Warrant holders exchanged 625,000 warrants for 625,000 shares of the Company's stock for no additional consideration as per the warrant agreement.

In the second quarter of 2001, 1,000,000 warrants, issued in April 2000, were converted to 1,000,000 shares of the Company's common stock for no additional consideration as per the warrant agreement.

In the third quarter of 2001 two outside individuals purchased 208,333 shares of common stock at $0.24 per share amounting to $50,000.

The Company currently has 532,000 stock options and 1,621,799 warrants outstanding. The options and warrants are exercisable at prices from $.56 - $4.17 per share. If all options and warrants were exercised the company would receive approximately $3,800,000, which would be available to the Company as working capital.

CASH FLOW

During the nine months ended September 30, 2001,cash increased by $9,760. Net cash used in operating activities for the nine months ended September 30, 2001 was $161,844 compared to $1,811,540 for the nine months ended September 30,2000. This increase of $1,649,696 was due to a decrease in the net loss for the period offset by decreases in depreciation and amortization and changes in the accounts receivable and accounts payable balances.

Net cash used in investing activities for the nine months ended September 30, 3001 was $46,788 compared to cash provided by investing activities for the nine months ended September 30, 2000 of $495,251. The funds used for the nine months ended September 30, 2001 were for the build out of the new corporate office occupied in January 2001. The cash provided from investing activities at September 30, 2000 was from the sale of securities less equipment purchases.

Net cash provided from financing activities was $218,392 for the nine months ended September 30, 2001 compared to $1,202,171 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 funds were provided by: loans from two officer/shareholder's of the Company amounting to $265,000, a private placement of Special Warrants of $52,000, and common stock sales of $50,000 less debt payments of $148,608. For the nine months ended September 30, 2000 funds were provided from the private placement of $1,541,245 of stock warrants and the exercise of warrants and stock options, less debt payments of $114,074 and dividends paid of $225,000.

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

The results of the appointment of Rubin,Brown,Gornstein & Co, LLP and the approval of the Company's name change were as follows:

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

     a)  Exhibits - None

     b)  Reports on Form 8-K

On January 16, 2001 the Company filed a report of Form 8-K/A regarding changes in the Company's Registered Certifying Accountant.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

Panoramic Care Systems, Inc.

/s/ Todd A. Spence                                             November 6, 2001
---------------------                                          ----------------
Todd A. Spence                                                       Date
Chairman of the Board, President and
Chief Executive Officer

/s/ Thomas K. Andrew                                           November 6, 2001
---------------------                                          ----------------
Thomas K. Andrew                                                     Date
Chief Financial Officer