Form 10KSB40
period 2001-12-31
MDI TECHNOLOGIES INC
filed 2002-03-26
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


[x]           Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                                       Or


[ ]         Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934



                        Commission File Number: 333-76427
                             MDI Technologies, Inc.
                             ----------------------
              Exact Name of Registrant as Specified In Its Charter


           Delaware                                        84-1165714
           --------                                        ----------
 (State or other jurisdiction of                     IRS Employer I.D. Number
Incorporation or organization)

 940 West Port Plaza  #100, St. Louis, MO  63146
 (Address of Principal Executive Office)

Registrant's telephone number     314-439-6400

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: [x]
                               ---

State issuer's revenues for its most recent fiscal year:  $5,188,366

Shares of common stock, $.001 par value, outstanding as of March 7, 2002:
11,701,368

Aggregate market value of voting stock held by non-affiliates of the registrant on March 8, 2002: $1,552,736.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):  Yes     No [x]
                                                                ---    ---

                              MDI Technologies, Inc
                                   Form 10-KSB
                           Forward-Looking Statements

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking" statements made pursuant to the safe harbor provisions of section 27A of the Securities Act of 1933 (The "ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believes", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


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

Effective August 25, 2000, Panoramic Care Systems, Inc, (the "Company") consummated the acquisition of Management-Data, Inc., a Missouri corporation ("MDI"), pursuant to which MDI became a wholly-owned subsidiary of the Company. As part of the acquisition of MDI the Company began doing business as MDI Technologies to better brand its common products under one common name. Acquisition costs of the combined entity totaled approximately $330,000 and are directly related to the acquisition and were expensed during the third quarter of year 2000. On August 10, 2001, pursuant to shareholder approval, the Company changed its name to MDI Technologies, Inc.

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

MDI was founded in 1982 in St. Louis, Missouri. From inception, accounting software sales for the long-term care market has been MDI's sole business. The Company has been instrumental in the evolution of technology standards for skilled nursing facilities' software. From 1982 to 1995, the Company offered software programs via a DOS platform. In January 1995, MDI brought the first fully integrated, Windows-based software to the market (On-Line Advantage). This software tied clinical and accounting programs into interactive, data-sharing software applications. Developed in Microsoft Access, On-Line Advantage is compatible with Microsoft's Office suite and has a current installed base of over 700 skilled nursing facilities. Because of the integration between the clinical and accounting modules, users enjoy single data-entry between departments, which reduces transcription errors and saves valuable staff time. This integration became fundamental as Medicare mandated the Prospective Payment System (PPS), which required clinical information to drive billing and reimbursement. By feeding clinical data into the accounts receivable module, resident assessment scores automatically generate accurate billing claims for Medicare.

In January 2000 MDI introduced MDIConnect utilizing Citrix MetaFrame technology to allow clients to access On-Line Advantage via the Internet. This technology allows the Company to host its software applications from a central location and deliver on-line support to its clients. By December 2000 the Company hosted 150 seats via MDIConnect. This number increased to 580 seats at December 2001.

In August 2000, the Company signed a letter of intent to acquire Continuex Corporation of Bellevue Washington. Continuex provides software applications to the long-term care industry and services approximately 200 customers in the Pacific Northwest region of the U.S. The acquisition was dependent on the completion of a funding round contemplated to close in November 2000, which due to the change in the capital markets, was never completed.

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

In information intensive industries, such as health care, the MDI product line, "On-Line Advantage", ensures a smooth transfer of data into the various clinical, accounting, admissions and marketing modules from a single data entry format. Also in today's Long-Term Care environment maintaining the optimum resident mix can be critical. MDI's On-Line Advantage software assists in making financially sound decisions earlier in the admissions process than ever before. In conjunction with MDI's Marketing/Quick Admit product, you can determine expected costs of providing care to long-term residents and compare them with Projected reimbursement for the first 14 days of care.

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

Other On-Line Advantage software includes:

Medical Records               A clinical solution for the Long-Term Care
                              industry designed to monitor and assess the medical situation of each resident.

Quick                         Streamlines admission process and information
Admit/Marketing               collection tool to obtain resident information and
                              profiles.

Accounts Receivable           Handles the full range of Long-Term Care billing
                              transactions and operations which include Private, Medicare, Medicaid, Managed Care, and Veterans
                              Administration. It is completely integrated with the Medical Records and Quick Admit/Marketing software. This also allows electronic filing of Medicare and Medicaid claims. Resident trust accounting, retroactive billing and advance billing are standard.

Accounts Payable              Date sensitive feature offers flexibility for
                              posting/paying invoices, "any time" expense distribution review, plus immediate General Ledger posting are some of the enhanced features in the system.

Payroll Accommodates all payroll departments, pay rates and shifts, overtime calculations, multiple deductions, direct deposit, workers comp expense, employee history, time and attendance software integration and multiple Human Resource reports

Human Resources               Used in conjunction with the Payroll program this
                              is a tool to assist in hiring, employee
                              development, benefits tracking and other Human
                              Resource activities.

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

Schedule Pro                  A comprehensive staff-scheduling program designed
                              for the Long-Term Care environment allowing the creation of rolling work schedules and the tracking of days off, overtime and staffing ratios.

Assisted Living               A complete clinical and billing package designed
                              specifically for the Assisted living environment whether freestanding or in a campus setting. It is designed to accommodate regulatory requirements that may be mandated in the future.

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

MARKET

The health care information system market, non-hospital portion, is projected to be $8 billion in the next decade. The two major segments of the market are the freestanding skilled nursing centers (over 15,000 facilities), and freestanding assisted living facilities (over 3,500 facilities). Currently the company serves over 900 facilities.

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

To market its product, On-Line Advantage, the Company employs 6 direct regional representatives and is augmented by various marketing programs such as `demo' diskette mailings, focused penetration of the market on a state-by-state basis through the use of geographic-based promotions, advertising in national industry publications and sponsorship and attendance of local, state, and national industry conventions. In addition the Company has "Reseller" agreements with 5 accounting/consulting firms by which these firms resell or recommend the Company's clinical and accounting products. The Reseller arrangements accounted for 2.8% of the year 2000 revenues and 16% of year 2001 revenues.

NEW SERVICE

The Company's mission is to become a leading ASP (Application Service Provider) to the healthcare industry. MDI is one of the first e-service companies to provide software and services to the healthcare industry over the Internet using new ultra-thin client technologies. The Internet and this new technology makes it feasible to centralize applications in large, efficient data centers while at the same time giving distributed users the same data access and capabilities they have enjoyed when they were running their applications locally. This allows healthcare organizations to outsource most or all IT functions and reduce their ownership cost by a much as 50%. Currently the Company has 89 facilities using this service.

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

PRODUCT DEVELOPMENT EXPENDITURES

The engineering department of the company does continuous enhancements of existing products and development of new products to meet client needs. This department's expense totaled $375,118 in year 2001 and $502,676 in year 2000.

CONCENTRATION OF SALES

No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the year ended December 31, 2000. For the year ended December 31, 2001 no one customer accounted for more than 10% of the company's total revenue and there was one account receivable that accounted for 14% of the total account receivables. This account is current and paying as agreed.

EMPLOYEES

As of December 31, 2001 the Company had 37 full-time employees. That number includes 22 technical support/engineering employees, 6 sales persons, 2 marketing/sales support employees, and 7 administrative employees. No employee is represented by a labor union and the company believes its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains leased facilities in the location listed below:

                                                                                                              Annual
Function                                Location                      Square Feet       Lease Term            Cost
--------                                --------                      -----------       ----------            ------
Corporate Headquarters                  940 West Port Plaza #100       12,000           January 31, 2006      $259,000
                                        St. Louis, MO 63146


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1999 the company completed a public offering of its common stock in Canada on the Vancouver Stock Exchange ("VSE"), under the symbol "PAY.U". The symbol now is "MDD.U" to reflect the company's name change. The price to the public in the initial public offering was $1.00 per share.

The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Vancouver Stock Exchange now known as the Canadian Venture Exchange ("CDNX") for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:

                                                      High Bid           LOW BID
                                                      --------           -------
         2001
              Fourth Quarter                            $0.40              $0.15
              Third Quarter                             $0.30              $0.20
              Second Quarter                            $0.55              $0.14
              First Quarter                             $0.95              $0.20

         2000
              FOURTH QUARTER                            $2.60              $0.85
              THIRD QUARTER                             $2.60              $2.00
              SECOND QUARTER                            $7.50              $2.95
              FIRST QUARTER                             $6.60              $0.80


THERE ARE APPROXIMATELY 60 HOLDERS OF RECORD OF COMMON STOCK OF THE COMPANY AS OF MARCH 1, 2002. THIS FIGURE DOES NOT CONSIDER THE INDIVIDUAL HOLDERS OF SECURITIES THAT ARE HELD IN THE "STREET NAME" OF A SECURITIES DEALER. BASED ON INFORMATION RECEIVED FROM SECURITIES DEALERS, THE TOTAL NUMBER OF INDIVIDUAL HOLDERS OF THE COMPANY'S COMMON STOCK EXCEEDS 450.

THERE HAVE BEEN AND EXPECTED TO BE NO DIVIDENDS DECLARED ON THE COMPANY'S COMMON STOCK.

THE TRANSFER AGENT FOR THE COMPANY'S COMMON STOCK IS PACIFIC CORPORATE TRUST CO., 625 HOWE ST., SUITE 830, VANCOUVER BC V6C 3B8.

SALES OF UNREGISTERED SECURITIES

DURING THE PERIOD OF THE COMPANY'S INCORPORATION THROUGH THE DATE OF THIS ANNUAL REPORT, THE COMPANY HAS ISSUED THE FOLLOWING SHARES, AFTER GIVING EFFECT TO THE DECEMBER 4, 1998 STOCK SPLIT OF 2,000 TO 1:


DATE                               NO. SH. ISSUED              PRICE PER SHARE              TOTAL CONSIDERATION
----                               --------------              ---------------              -------------------
SEPTEMBER 4, 1990                  2,000,000(1,3)              $0.0005                      $   1.00

FEBRUARY 10, 1999                  1,200,000(2,3)              $   .50                      $600,000

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

                 o In December 2000 the Company commenced a private placement of up to 637,500 special warrants of the Company at varying prices of up to $2.00 to officers and friends of the Company. As of December 2000 the Company had received $521,041 towards the offering.

                 o In March 2001 and May 2001 1,625,000 warrants were exchanged for 1,625,000 shares of common stock for no additional consideration as per the terms of the warrant issuing terms.

                 o In September 2001, 1,458,333 shares of common stock were sold to officers and friends of the company at $0.24 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

The Company's software, On-Line Advantage, is designed for the increasingly complicated and regulated reporting needs of the long-term care providers. The suite of products includes modules that provide all aspects of financial reporting, including general ledger, accounts receivable, accounts payable, and payroll/human resources. Clinical products, which incorporate the proprietary knowledge base of the Company's Integrity software product, uses patient symptoms and diagnoses to develop a detailed treatment plan along with a forecasted cost of care.

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

The Company will continue to expand its market share of long-term care facilities by building its infrastructure and transitioning to an Application service provider (ASP) model for delivering software. The Company is focusing on expanding its position as an ASP to deliver its software over the Internet. With this new delivery system, the Company has contracted with over 80 facilities using this service.

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

                 FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO
                      FISCAL YEAR ENDED DECEMBER 31, 2000


REVENUES

Revenues increased to $5,188,000 in 2001 from $3,782,000 in 2000, a $1,406,000 increase or 37%. This increase reflects the change in focus to ASP recurring lease revenues versus sale of software. The traditional "shrink wrap" sales increased to $2,060,000 in 2001 from $1,755,000 in 2000, an increase of $305,000 or 17%. The recurring revenues increased to $2,866,000 in 2001 from $1,823,000 in 2000, an increase of $1,043,000 or 57%.

The year 2001 saw a customer increase of 145 for a total of 900 customers. The increase included 34 subscription customers rather than the traditional shrink-wrap customer. At the end of the year the Company had 89 total ASP Customers.

OPERATIONS AND TECHNICAL SUPPORT EXPENSE

The Operations and Technical Support expenses increased to $1,452,000 in 2001 from $1,360,000 in 2000, a $92,000 increase or 7%. The increase was the result of the Telco and Co-location costs in supporting the ASP operations.

SALES AND MARKETING EXPENSE

The Sales and Marketing expenses decreased to $1,617,000 in 2001 from $1,753,000 in 2000, a $136,000 decrease or 8%, due to increased "re-seller" fees to outside sales entities amounting to $102,000 less reduced travel and marketing costs of $238,000. The Company exhibited at 26 state long-term care conventions. Expenditures also were made to promote the Company's ASP services in particular and other products in general in the four major long-term care publications with ads running at selected times during the year.

ENGINEERING EXPENSE

The Engineering expenses increased to $503,000 in 2001 from $375,000 in 2000, a $128,000 increase or 35% due to staffing increases that resulted in product enhancement and development.

GENERAL AND ADMINISTRATIVE

THERE WAS AN OVERALL DECREASE IN THIS EXPENSE CATEGORY FROM 2001 AS COMPARED TO 2000 AMOUNTING TO $1,912,000. PAYROLL, PAYROLL RELATED COSTS, TRAVEL, LEGAL AND CONSULTING COSTS WERE REDUCED POST-MERGER BY $2,030,000 DUE TO DECREASED STAFFING, DECREASED BONUSES AND THE DECREASED NEED/USE OF ATTORNEYS AND CONSULTANTS. THERE WAS AN INCREASE IN RENT EXPENSE OF $118,000 DUE TO RELOCATION OF THE COMPANY'S OFFICES TO A LARGER AND MORE CONVENIENT AND UP TO DATE LOCATION TO SERVE OUR CLIENTS AND STAFF.

LOSS ON IMPAIRMENT OF ASSETS

During 2000 an Impairment Loss of $316,000 was recognized on certain capitalized software costs due to their use being terminated. There was no Impairment Loss in 2001.


OPERATING INCOME (LOSS)

The operating income increased to $193,000 in 2001 from a loss of $3,356,000 in 2000. This was the result of increased revenues of $1,406,000 due to increased market penetration and product acceptance. The expense decrease of $2,143,000 is attributable to payroll and payroll related costs in staffing and decreases of some 13 employees amounting to $554,000, decreased advertising and marketing costs of $284,000, decreased legal, consulting and accounting fees of $849,000, decreased "Impairment" expense of $316,000 and decreased travel, telephone, supplies and other operating costs of $139,000. Management believes that these lower levels of operating expenditures will be maintained during 2002 and will continue to expand the company's product in an ASP environment into an emerging market.

OTHER INCOME (EXPENSE)

The other items in this category include an increase of $11,000 in interest expense due to a decrease in the company's line-of-credit interest rate offset by additional capital lease interest payments. The gain on the sale of marketable securities of $261,000 occurred in 2000 with no comparable event in 2001 and a decrease of investment income and other income of $42,000.

INCOME TAXES

The Company has approximately $4,460,000 of net operating loss carryforwards with expirations through the year 2020 and thus did not provide an income tax provision in 2001 or 2000. The Company, in 2001 and 2000, recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if that asset would be realized.

  LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000


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

In the third quarter of 2001, officers of the Company and other individuals purchased 1,458.333 shares of common stock at $0.24 per share, less legal fees for this transaction and for a portion of the December 2000 warrant offering of $23,896.

CASH FLOW

Operating Activities - Net cash used in operating activities decreased by $2,292,000 from 2000 to 2001. The Net Loss for the year 2001 decreased by $3,235,000 over 2000. Depreciation and amortization and asset impairment items decreased by $539,000 from 2000 to 2001, gain on investment sales decreased by $261,000 from 2000 to 2001 and the changes in current assets, current liabilities, other liabilities and prepaid expenses amounted to $665,000, mainly due to increased accounts receivable due to higher sales amounting to $449,000.

Investing Activities - Net cash provided by Investing Activities decreased by $501,000 from 2000 to 2001. The proceeds from the sale of investments decreased by $637,000 from 2000 to 2001 and the purchases of equipment decreased by $136,000 from 2000 to 2001.

Financing Activities - Net cash provided by Financing Activities decreased $1,727,000 from 2000 to 2001. Decreased borrowings amounted to $402,000 and repayments of debt decreased $86,000. The issuance of stock warrants, common stock and other subscription amounts less offering costs amounted to a decrease of $1,700,000 from 2000 to 2001. During 2000, Treasury Stock was purchased in the amount of $70,000 and the pooled entity Management-Data, Inc. paid a dividend to its shareholders of $225,000, there were no such expenditures in 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, FASB issued Interpretation No. 44,"Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In July of 2001, the FASB issued SFAS No.'s 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 be accounted for using the "purchase" method of accounting, while SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Neither of these two items will have a material impact on the Company's operations or financial position.

In August 2001, FSAB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 provides a single accounting model for long-lived assets to be disposed of. This statement is effective for fiscal years beginning after December 15, 2001 and the Company does not expect that the adoption of SFAS No. 144 will have a material effect on its operations or financial position.

ITEM 7. FINANCIAL STATEMENTS


                                                                                             PAGE

INDEPENDENT AUDITORS' REPORT....................................................................1


FINANCIAL STATEMENTS

    Consolidated Balance Sheet..................................................................2

    Consolidated Statement Of Stockholders' Equity (Deficit)....................................3

    Consolidated Statement Of Operations........................................................4

    Consolidated Statement Of Comprehensive Income (Loss).......................................5

    Consolidated Statement Of Cash Flows........................................................6

    Notes To Consolidated Financial Statements.............................................7 - 22

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 4, 2001, the Board of Directors of Panoramic Care Systems, Inc. (former name of the Company), voted to replace Hein+Associates, LLP with Rubin, Brown, Gornstein & Co., LLP as the Company's independent accountants for the year ending December 31, 2000. They were also retained for 2001.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

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


NAME                                    AGE      POSITIONS
----                                    ---      ---------
TODD A SPENCE                           45       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, PRESIDENT

DIANNE KERRIGAN                         46       DIRECTOR AND VICE PRESIDENT OF SALES, SECRETARY

DONALD C MUIR                           46       DIRECTOR

BYRON FLATELAND                         51       DIRECTOR

DONNA BOSCHERT                          40       VICE PRESIDENT OF OPERATIONS, ASS'T SECRETARY

THOMAS K. ANDREW                        59       CHIEF FINANCIAL OFFICER


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

DIANNE KERRIGAN - Mrs. Kerrigan has been a Director and Vice President of Sales since August 2000. She was a Board Member and Vice President of Sales of Management-Data, Inc since 1995. Since 1980 her experience has included serving as a registered nurse in hospitals, nursing program instructor, and regional sales manager for Biosearch/Clintec Nutrition, serving skilled nursing facilities. Mrs. Kerrigan holds a Bachelor of Science, Nursing from Spaulding College.

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

DONNA BOSCHERT - Ms. Boschert joined the Company in 1994 as Director of Operations and Support Services. Previously she was an accounting/billing consultant to long-term care facilities in the St. Louis area. Ms. Boschert holds a Bachelor of Science degree in Business Administration and an MBA from Lindenwood College in St. Louis, MO.

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

OTHER ASSOCIATIONS

During the past five years, former principals of the Company had served as principals of the following reporting issuers during the periods and in the capacities noted below:


PRINCIPAL          REPORTING ISSUER                       CAPACITY             PERIOD
--------           ---------------                        ---------            ------
None

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 2001.


                                          Annual Compensation                             Awards
                                    ------------------------------   -------------------------------------------------
       (a)                          (b)        (c)         (d)          (e)                (f)            (g)               (h)
                                                                       Other            Restricted      Securities
Name and Principal                                                     Annual             Stock         Underlying          Other
Position                            Year     Salary        Bonus       Comp(a)            Awards      Options/SAR's(#)     Payouts
------------------                  ----   ----------   ----------   ------------      ------------   ----------------   ----------
Todd A Spence                       2001   $  257,613   $        0   $     10,500                 0        150,000               0
  President, CEO(1)                 2000   $  215,004   $  521,845   $     10,750                 0              0               0
                                    1999   $  163,703   $1,105,000   $      7,529                 0              0               0

DiAnne Kerrigan(1)                  2001   $  175,632   $        0   $     10,500                 0         62,500               0
  Vice President-Sales              1999   $  141,504   $   66,769   $      9,090                 0              0               0
                                    1998   $   91,500   $  410,000   $      5,572                 0              0               0

Donald C Muir(2)                    2001   $   57,016            0              0                 0              0               0
  Vice President-Development        2000   $  116,750            0              0                 0              0               0
                                    1999   $        0            0              0                 0              0               0

Byron Flateland                     2001   $        0            0              0                 0              0
  Former Chief Technical            2000   $  125,819            0              0                 0         29,167(c)            0
  Officer, Director                 1999   $   87,500            0              0                 0        100,000(d)            0

Jill Flateland                      2001   $        0            0              0                 0              0               0
  Former E.V.P., COO and            2000   $  127,415            0              0                 0        181,250(e)            0
  Former Director                   1999   $   87,500            0              0                 0        100,000(f)            0

David Ruecker(3)                    2001            0            0              0                 0              0               0
  Former President of               2000            0            0   $    110,000(b)              0              0               0
  Management-Data, Inc.             1999   $   94,703   $  201,000   $     16,298                 0              0               0


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

(b) Mr. Ruecker received Termination payments of $110,000 in 2000 and $10,000 in 1999.

(c) Options with exercise price of $4.25 per share

(d) Options with exercise price of $1.00 per share

(e) Options with exercise price of $4.25 per share

(f) Options with exercise price of $1.00 per share

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

In the fiscal year ended December 31, 2001, stock options were granted as follows:


                             NUMBER OF         % OF TOTAL OPTIONS
                          SHARES UNDERLYING   GRANTED TO EMPLOYEES      EXERCISE       EXPIRATION
NAME                       OPTIONS GRANTED      IN FISCAL YEAR            PRICE           DATE
----                      -----------------   --------------------     ----------    ---------------

Todd Spence, Pres.,                150,000                 50%         $     0.21    August 21, 2005
CEO, Chairman of Board

Di Anne Kerrigan, VP,               62,500                 21%         $     0.21    August 21, 2005
Director

Thomas Kerrigan, Dir                37,500               12.5%         $     0.21    August 21, 2005
Of National Accts,
Director

Thomas K. Andrew
Chief Financial Officer             50,000               16.5%         $     0.21    August 21, 2005

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES



                      SHARES                    NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED(1)
                    ACQUIRED ON      VALUE       UNEXERCISED OPTIONS/SAR'S AT     IN-THE-MONEY OPTIONS AT FYE
NAME                  EXERCISE      REALIZED     FYE EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------             -------------   ----------   -------------------------------   ---------------------------
Todd Spence             0              0                  0  / 150,000                    0/$21,000
Pres, CEO

Di Anne Kerrigan        0              0                  0 /   62,500                    0/$ 8,750
VP, Sec'y

Thomas Kerrigan         0              0                  0 /   37,500                    0/$ 5,250
Dir. of Nat'l Accts

Byron Flateland         0              0            102,315 /   26,852                    0/      0
Former CTO

Thomas K Andrew         0              0             33,350 /   66,650                    0/$ 7,000
CFO

(1) The year-end value represents the difference between the option exercise prices (ranging from $0.21 to $4.25 per share) and the $0.35 market value of the Company's common stock on December
               31, 2001 multiplied by the number of shares under option. Market value represents the closing price reported by the Canadian Venture Exchange on December 31, 2001. This is a negative number in some instances at December 31, 2001.

Compensation of Directors - The directors of the Company are not currently compensated for serving as directors.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT


Todd Spence, DiAnne Kerrigan, Thomas Kerrigan - On August 23, 2000 the Company and Mr. Spence, Mrs. Kerrigan and Mr. Kerrigan entered into employment agreements until terminated for Cause, as defined in the agreement, or for any reason other than Cause at any time. If the Company terminates the employee without cause, the Employee shall be entitled to receive from the Company his/her base salary for a period of 24 months, on the same terms as if their employment had not been terminated, but Employee shall not be entitled to receive any other payments, rights or benefits from the Company. During the term of the Employee's employment, the Company shall pay Employee an annual salary as follows, Todd Spence -$250,000, DiAnne Kerrigan - $175,000, Thomas Kerrigan - $100,000. Such salaries may be increased from time to time and employee shall the opportunity to earn a bonus of up to 50% of his/her annual salary each calendar year upon achieving milestones, completion of tasks and satisfying financial performance criteria established by the Board of Directors in writing, delivered to Employee within the first month of each calendar year.

Mr. Donald Muir- On March 31, 2000 Mr. Muir entered into an employment with the Company for a term of June 2, 2000 through May 31, 2002 at a base annual salary of $133,500. Employee shall have opportunity to earn a bonus of up to 50% of his annual salary each calendar upon achieving milestones, completion of tasks and satisfying financial performance criteria as established by the Board of Directors in writing, delivered to Employee within the first month of each calendar year. The termination details are the same as the Spence, Kerrigan provisions.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 8, 2002 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock, underlying options and warrants which are exercisable within 60 days from the above date.


                                                     AMOUNT AND NATURE OF             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP               CLASS
------------------------------------                 --------------------             ----------
Todd A Spence, Chief Officer, President, Director        3,012,333                      25.6%
940 West Port Plaza, #100, St. Louis, MO 63146

Di Anne Kerrigan, Vice President-Sales, Director         1,315,499                      11.2%
940 West Port Plaza, #100, St. Louis, MO 63146

Thomas Kerrigan, National Accounts Sales Director          542,500                       4.6%
940 West Port Plaza, #100, St. Louis, MO 63146

Byron Flateland, Director and Former Chief                 970,365(1)                   10.6%
 Technical Officer
11350 W 72nd Place, Arvada, CO 80005

Jill Flateland, Former Director, COO and                 1,245,000(2)                    8.0%
  Executive Vice President
11350 W 72nd Place, Arvada, CO 80005

Mr. Daryl Yurek, 1327 Spruce St., #300,                    636,700(3)                    5.2%
Boulder, CO 80302


Bolder Venture Partners, 1327 Spruce St. #300,             705,500(4)                    5.7%
    Boulder, CO. 80302


All Directors and Executive Officers as a group          5,878,197                      59.5%

(1) Includes 102,315 options and 93,750 warrants exercisable presently or within 60 days. Includes also one half of 150,000 shares jointly owned with Jill Flateland.

(2) Includes one half of 150,000 shares owned jointly with Byron Flateland.

(3) Includes 35,000 special warrants that are exercisable presently or within 60 days. Includes 399,900 warrants and 23,400 special warrants held by Bolder Venture Partners, LLC of which Mr. Yurek is a 60% partner.

(4) Includes 666,500 warrants and 39,000 special warrants exercisable presently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into consulting agreements with Mr. Byron Flateland and Mrs. Jill Flateland for a period of one year commencing January 1, 2001. Mr. and Mrs. Flateland agree to make available to the Company their expertise as provided under the consulting agreement's terms and conditions.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.   None

                                   SIGNATURES

Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MDI Technologies, Inc.

Date: March 22, 2002                    By: /s/ Todd A Spence
                                            ---------------------------
                                            Todd A Spence
                                            President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.


SIGNATURES                           TITLE                                     DATE
----------                           -----                                     ----
/s/ DiAnne Kerrigan                  Vice President - Sales and Director       March 22, 2002
-------------------------
DiAnne Kerrigan

/s/ Donald Muir                      Vice President -Director                  March 22, 2002
-------------------------
Donald Muir

/s/ Byron Flateland                  Director                                  March 22, 2002
-------------------------
Byron Flateland

/s/ Thomas Kerrigan                  Director                                  March 22, 2002
-------------------------
Thomas Kerrigan

/s/ Thomas K. Andrew                 Chief Financial Officer                   March 22, 2002
-------------------------
Thomas K. Andrew

================================================================================






                             MDI TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001






================================================================================

CONTENTS
--------------------------------------------------------------------------------



                                                                                             PAGE

INDEPENDENT AUDITORS' REPORT....................................................................1


FINANCIAL STATEMENTS

    Consolidated Balance Sheet..................................................................2

    Consolidated Statement Of Stockholders' Equity (Deficit)....................................3

    Consolidated Statement Of Operations........................................................4

    Consolidated Statement Of Comprehensive Income (Loss).......................................5

    Consolidated Statement Of Cash Flows........................................................6

    Notes To Consolidated Financial Statements.............................................7 - 22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
MDI Technologies, Inc.
  (formerly Panoramic Care Systems, Inc.)
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of MDI Technologies, Inc. (formerly Panoramic Care Systems, Inc.) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Technologies, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ RUBIN, BROWN GORNSTEIN & CO. LLP


St. Louis, Missouri
January 25, 2002

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET



                                                         ASSETS

                                                                                               DECEMBER 31,
                                                                                        ----------------------------
                                                                                           2001              2000
                                                                                        -----------      -----------
CURRENT ASSETS
   Cash                                                                                 $    71,403      $    35,357
   Accounts receivable - trade, net of allowance for uncollectible
      accounts of $45,000 in 2001 and 2000                                                  513,594          193,479
   Prepaid expenses                                                                          50,564           23,875
                                                                                        -----------      -----------
         TOTAL CURRENT ASSETS                                                               635,561          252,711

PROPERTY AND EQUIPMENT, NET                                                                 420,283          324,702

OTHER ASSETS                                                                                 21,539           21,539
                                                                                        -----------      -----------

                                                                                        $ 1,077,383      $   598,952
                                                                                        ===========      ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term debt and
       capital lease obligations                                                        $    75,333      $    98,660
   Notes payable                                                                            494,000          600,000
   Accounts payable and accrued expenses                                                    733,362          727,699
                                                                                        -----------      -----------
         TOTAL CURRENT LIABILITIES                                                        1,302,695        1,426,359

LONG-TERM DEBT                                                                              106,404           11,244

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: $.001 par value, 50,000,000 shares authorized,
      11,701,368 and 8,618,035 shares issued and outstanding
      at December 31, 2001 and 2000, respectively                                            11,701            8,618
   Additional paid in capital                                                             4,743,258        4,368,237
   Retained earnings (deficit)                                                           (5,086,675)      (5,215,506)
                                                                                        -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (331,716)        (838,651)

                                                                                        $ 1,077,383      $   598,952
                                                                                        ===========      ===========





--------------------------------------------------------------------------------
See the accompanying report letter and notes to consolidated financial
statements.                                                               Page 2

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                        COMMON STOCK           ADDITIONAL     RETAINED
                                                                --------------------------      PAID-IN       EARNINGS
                                                                  SHARES         AMOUNT         CAPITAL       (DEFICIT)
                                                                -----------    -----------    -----------    -----------
BALANCE - JANUARY 1, 2000                                         8,375,000    $     8,375    $ 2,406,818    $(1,884,775)

PURCHASE AND RETIREMENT OF TREASURY STOCK                           (70,000)           (70)       (69,930)            --

EXERCISE OF STOCK WARRANTS                                          110,035            110        114,655             --

EXERCISE OF STOCK OPTIONS                                           133,000            133         88,717             --

ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT                        70,000             70         69,930             --

DIVIDEND PAID TO SHAREHOLDERS OF MANAGEMENT-DATA, INC                    --             --             --       (225,000)

ISSUANCE OF OPTIONS FOR CONSULTING SERVICES                              --             --         53,104             --

ISSUANCE OF STOCK WARRANTS, NET OF OFFERING COSTS OF $261,098            --             --      1,704,943             --

RECOGNITION OF LOSS ON SALE OF INVESTMENTS AVAILABLE FOR
   SALE, NET OF TAXES                                                    --             --             --             --

NET LOSS                                                                 --             --             --     (3,105,731)

BALANCE - DECEMBER 31, 2000                                       8,618,035          8,618      4,368,237     (5,215,506)

EXERCISE OF STOCK WARRANTS                                        1,625,000          1,625         (1,625)            --

ISSUANCE OF STOCK WARRANTS                                               --             --         52,000             --

ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT                     1,458,333          1,458        324,646             --

NET INCOME                                                               --             --             --        128,831

BALANCE - DECEMBER 31, 2001                                      11,701,368    $    11,701    $ 4,743,258    $(5,086,675)
                                                                ===========    ===========    ===========    ===========



                                                                   ACCUMULATED
                                                                      OTHER              TOTAL
                                                                  COMPREHENSIVE      STOCKHOLDERS'
                                                                     INCOME         EQUITY (DEFICIT)
                                                                  --------------    ---------------
BALANCE - JANUARY 1, 2000                                         $      151,018    $      681,436

PURCHASE AND RETIREMENT OF TREASURY STOCK                                     --           (70,000)

EXERCISE OF STOCK WARRANTS                                                    --           114,765

EXERCISE OF STOCK OPTIONS                                                     --            88,850

ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT                                 --            70,000

DIVIDEND PAID TO SHAREHOLDERS OF MANAGEMENT-DATA, INC                         --          (225,000)

ISSUANCE OF OPTIONS FOR CONSULTING SERVICES                                   --            53,104

ISSUANCE OF STOCK WARRANTS, NET OF OFFERING COSTS OF $261,098                 --         1,704,943

RECOGNITION OF LOSS ON SALE OF INVESTMENTS AVAILABLE FOR
   SALE, NET OF TAXES                                                   (151,018)         (151,018)

NET LOSS                                                                      --        (3,105,731)

BALANCE - DECEMBER 31, 2000                                                   --          (838,651)

EXERCISE OF STOCK WARRANTS                                                    --                --

ISSUANCE OF STOCK WARRANTS                                                    --            52,000

ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT                                 --           326,104

NET INCOME                                                                    --           128,831

BALANCE - DECEMBER 31, 2001                                       $           --    $     (331,716)
                                                                  ==============    ==============




--------------------------------------------------------------------------------
See the accompanying report letter and notes to consolidated financial
statements.                                                               Page 3

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS







                                                                    FOR THE YEARS
                                                                  ENDED DECEMBER 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
REVENUES                                                    $  5,188,366      $  3,782,190

OPERATING EXPENSES
   Operations and technical support                            1,451,649         1,359,787
   Sales and marketing                                         1,616,772         1,752,975
   Engineering                                                   502,676           373,518
   General and administrative                                  1,424,131         3,335,817
   Loss on impairment of assets                                       --           316,146
                                                            ------------      ------------
         TOTAL OPERATING EXPENSES                              4,995,228         7,138,243

OPERATING INCOME (LOSS)                                          193,138        (3,356,053)

OTHER INCOME (EXPENSE)
   Interest expense                                              (58,124)          (46,649)
   Gain on sale of investments                                        --           261,066
   Investment income                                               1,631            22,787
   Miscellaneous                                                  (7,814)           13,118
                                                            ------------      ------------
         TOTAL OTHER INCOME (EXPENSE)                            (64,307)          250,322

NET INCOME (LOSS)                                           $    128,831      $ (3,105,731)

INCOME (LOSS) PER SHARE - BASIC                             $       0.01      $      (0.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC         10,123,025         8,512,970

INCOME (LOSS) PER SHARE - DILUTED                           $       0.01      $      (0.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED       12,315,692         8,512,970
                                                            ============      ============


--------------------------------------------------------------------------------
See the accompanying report letter and notes to consolidated financial
statements.                                                               Page 4

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)




                                                                              FOR THE YEARS
                                                                           ENDED DECEMBER 31,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      -----------     -----------


NET INCOME (LOSS)                                                     $   128,831     $(3,105,731)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   UNREALIZED GAINS ON SECURITIES
      Unrealized holding gains arising during the year                         --         110,048
      Reclassification adjustment for gains included
         in net loss                                                           --        (261,066)
            OTHER COMPREHENSIVE INCOME (LOSS)                                  --        (151,018)
                                                                      -----------     -----------
COMPREHENSIVE INCOME (LOSS)                                           $   128,831     $(3,256,749)
                                                                      ===========     ===========


--------------------------------------------------------------------------------
See the accompanying report letter and notes to consolidated financial
statements.                                                               Page 5

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                FOR THE YEARS
                                                                             ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                            2001              2000
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $   128,831      $(3,105,731)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                                       162,764          385,218
         Provision for bad debts                                                  --           15,000
         Gain on sale of investments                                              --         (261,066)
         Services received in exchange for options                                --           53,104
         Impairment loss                                                          --          316,146
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                      (320,115)         128,543
            (Increase) decrease in prepaid expenses and other assets         (26,689)          11,484
            Increase in accounts payable and accrued expenses                  5,663          115,836
NET CASH USED IN OPERATING ACTIVITIES                                        (49,546)      (2,341,466)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                       (78,087)        (213,619)
   Proceeds from sale of investments                                              --          636,989
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (78,087)         423,370

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt and notes payable                             35,970          337,936
   Payments on long-term debt and capital leases                            (144,395)        (230,088)
   Proceeds from loan from officer                                                --          100,000
   Proceeds from issuance of common stock                                    226,104           70,000
   Proceeds from issuance of stock warrants                                   52,000        1,966,041
   Payment of offering costs                                                      --         (261,098)
   Net payments on line of credit                                             (6,000)              --
   Proceeds from exercise of stock warrants                                       --          114,765
   Proceeds from exercise of stock options                                        --           88,850
   Payment of dividends                                                           --         (225,000)
   Purchase of treasury stock                                                     --          (70,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    163,679        1,891,406

NET INCREASE (DECREASE) IN CASH                                               36,046          (26,690)

CASH - BEGINNING OF YEAR                                                      35,357           62,047

CASH - END OF YEAR                                                       $    71,403      $    35,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                         $    58,000      $    42,508
                                                                         ===========      ===========




--------------------------------------------------------------------------------
See the accompanying report letter and notes to consolidated financial
statements.                                                               Page 6

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of MDI Technologies, Inc., formerly Panoramic Care Systems, Inc., and its wholly-owned subsidiary Management-Data, Inc. d/b/a MDI Technologies, Inc. (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation. During 2001, the parent company, Panoramic Care Systems, Inc., changed its name to MDI Technologies, Inc.

         REVENUE RECOGNITION

         The Company follows Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which provides guidance on recognizing revenue in software transactions.

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


--------------------------------------------------------------------------------
See the accompanying report letter.                                       Page 7

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over each asset's estimated useful life, generally ranging from five to ten years.

         SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

         Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed three years. Amortization commenced in 1999 at the time the product was initially available for market release. Amortization of capitalized software costs charged against income was $140,835 in 2000. In addition, management periodically would compare the unamortized capitalized costs for each product to the net realizable value of that product. During 2000, management determined that the unamortized capitalized costs had no value; as a result, an impairment loss of $316,146 was charged to operations in 2000.

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


--------------------------------------------------------------------------------
See the accompanying report letter.                                       Page 8

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



         Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to account for stock options in accordance with APB Opinion No. 25, but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within Note 11.

         LONG-LIVED ASSETS

         In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically reviews the carrying value of property and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business to determine whether impairment exists.

         EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which requires the presentation of "basic" earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and "diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

--------------------------------------------------------------------------------
See the accompanying report letter.                                       Page 9

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



         NEW ACCOUNTING STANDARDS

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not expect that the adoption of SFAS No. 141 or No. 142 will have a material impact on its operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its operations or financial position.



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 10

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

3.       BUSINESS COMBINATION

         On August 25, 2000, MDI Technologies, Inc., formerly Panoramic Care Systems, Inc. (Panoramic) completed a merger with Management-Data, Inc. d/b/a/ MDI Technologies, Inc. (MDI) by exchanging 3,500,000 shares of its common stock for all of the outstanding common stock of MDI. Each share of MDI was exchanged for approximately 13,410 shares of Panoramic.

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



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 11

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The results of operations for the separate companies and the combined amounts for the six months ended June 30, 2000 (unaudited) are presented below:

NET REVENUES
   Panoramic                                 $        --
   MDI                                         2,196,063
                                             -----------

   Combined                                  $ 2,196,063
                                             ===========

NET INCOME (LOSS)
   Panoramic                                 $  (870,811)
   MDI                                           756,066
   Combining adjustment                               --
                                             -----------

   Combined                                  $  (114,745)
                                             ===========

         Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants. These fees aggregated approximately $330,000 and were charged to operations in the third quarter of 2000.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:



                                                      2001              2000
                                                  ------------     ------------

Automotive equipment                              $     39,725     $     39,725
Furniture and fixtures                                  38,040           38,040
Equipment                                              629,113          474,884
Leasehold improvements                                 159,589           55,473
                                                  ------------     ------------

                                                       866,467          608,122
Less:  Accumulated depreciation                        446,184          283,420
                                                  ------------     ------------

                                                  $    420,283     $    324,702
                                                  ============     ============


         Depreciation of property and equipment charged against income was $162,764 in 2001 and $244,383 in 2000.


--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 12

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



5.       LONG-TERM DEBT

         Long-term debt consists of:


                                                                             2001          2000
                                                                          -----------  -----------
Note payable - collateralized by automotive equipment, due in monthly installments of $1,139 including interest at 1.9%,
due October 2002                                                          $    11,244  $    24,915

Note payable - secured by insurance policies, due in monthly
installments of $3,219 including interest, due March 2002                       9,450           --

Note payable - unsecured,  due in monthly installments of
$871 including interest at 9%, due December 2001                                   --        9,959

Capital lease obligations (see Note 10)                                       161,043       75,030
                                                                          -----------  -----------
                                                                              181,737      109,904
Less:  Current maturities                                                      75,333       98,660
                                                                          -----------  -----------

                                                                          $   106,404  $    11,244
                                                                          ===========  ===========

         The scheduled maturities of long-term debt at December 31, 2001 are as follows:


YEAR                AMOUNT
----             -------------
2002             $      75,333
2003                    63,210
2004                    43,194
                 -------------

                 $     181,737
                 =============

6.       NOTES PAYABLE

         LINE OF CREDIT

         The Company has a line of credit which matures April 2002 and provides for borrowings up to $500,000. This is a renewal of the line of credit available at December 31, 2000. Interest is payable at the prime rate on all outstanding borrowings, which are collateralized by substantially all business assets. The balance on the line of credit is $494,000 and $500,000 at December 31, 2001 and 2000, respectively.



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 13

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



         NOTE PAYABLE - OFFICER

         At December 31, 2000, the Company had an unsecured note payable of $100,000 to an officer. The note was due upon demand and was non interest bearing. This note was paid in 2001 through the purchase of common stock.

7.       EARNINGS PER SHARE

         A reconciliation of the denominators of the basic and diluted per share computations are as follows:


                                                 2001              2000
                                             ------------     ------------
Weighted average number of common
   shares outstanding - basic                $ 10,123,025     $  8,512,970

Effect of dilutive securities
   Stock options                                  330,662               --
   Warrants                                     1,862,005               --
Total                                           2,192,667               --
                                             ------------     ------------
Effect of Diluting securities

Weighted average number of common shares
   outstanding - diluted                     $ 12,315,692     $  8,512,970
                                             ============     ============

         In computing the denominator as of December 31, 2000 for the diluted earnings per share calculation, stock options and warrants would be anti-dilutive and were therefore, excluded from the calculation.

8.       PROFIT SHARING AND 401(k) PLAN

         The Company has a profit sharing and 401(k) plan covering substantially all eligible employees. The plan provides for matching of employee contributions up to 2% of the participant's annual compensation. The Company, at the discretion of its Board of Directors, may elect to make a voluntary contribution in addition to the matching amount but not to exceed 4% of the participant's annual compensation. The Company contributed $108,795 and $88,019 to the plan in 2001 and 2000, respectively.




--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 14

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



9.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of temporary differences and their effect on deferred taxes are as follows:


                                                     2001              2000
                                                  -----------      -----------

DEFERRED TAX ASSET
   Allowance for doubtful accounts                $    17,100      $    17,100
   Net operating loss carryforwards                 1,606,000        1,560,000
   Conversion to cash method for tax purposes          83,000          175,000
   Valuation allowance                             (1,702,100)      (1,747,100)
                                                  -----------      -----------
         NET DEFERRED TAX ASSETS                        4,000            5,000

DEFERRED TAX LIABILITIES
   Depreciation                                        (4,000)          (5,000)
                                                  -----------      -----------

NET DEFERRED TAX ASSET (LIABILITY)                $        --      $        --
                                                  ===========      ===========

         The following summary reconciles income taxes at the maximum federal statutory rate with the effective rate:



                                                         FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
Income taxes (benefit) at statutory rates        $     43,800      $ (1,055,949)
State income taxes (benefit), net of federal
  income taxes                                          5,000          (171,231)
Nondeductible expenses and other                       (3,800)             (920)
Change in the valuation allowance                     (45,000)        1,228,100
                                                 ------------      ------------

Income tax expense                               $         --      $         --
                                                 ============      ============


         The Company has net operating loss carryforwards of approximately $4,460,000 which expire through 2020; however, the Company's ability to utilize all or part of these loss carryforwards depends on the current tax law.



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 15

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

10.      COMMITMENTS

         LEASES


         The Company leases certain furniture and equipment, including computer equipment, under capital leases having original terms of 2 to 3 years. Amounts included in property and equipment for these capital leases are:


                                          FOR THE YEARS
                                        ENDED DECEMBER 31,
                                   -----------------------------
                                      2001               2000
                                   ------------     ------------
Capitalized cost                   $    180,258     $    246,706
Less: Accumulated depreciation           26,198          176,726
                                   ------------     ------------


                                   $    154,060     $     69,980
                                   ============     ============


         Amortization of equipment under capital leases, which is also included in depreciation expense in Note 4, was $96,178 and $105,861 for 2001 and 2000, respectively.

         The Company leases office space under an operating lease with its term expiring in January 2006. The lease requires additional payments covering taxes, insurance and other common area costs. In addition, the Company rents various office equipment under operating leases expiring through 2004. Rent expense under all of these leases was $266,038 in 2001 and $89,786 in 2000.

         The scheduled future minimum lease payments as of December 31, 2001 are as follows:


                                   CAPITAL        OPERATING
YEAR ENDING DECEMBER 31,            LEASES           LEASES
------------------------      ------------     ------------
2002                          $     74,618     $    288,791
2003                                74,618          281,077
2004                                45,497          267,583
2005                                    --          267,483
2006                                    --           22,040
                              ------------     ------------

Total payments                     194,733     $  1,126,974

Less: Amounts representing
  interest                          33,690


Present value of minimum
  payments                         161,043
Less: Current portion               54,639
                              ------------

Long-term portion             $    106,404
                              ============

--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 16

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



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



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 17

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


11.      STOCK OPTIONS AND WARRANTS

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

         The following summarizes information about the stock options outstanding:


                                                                                           WEIGHTED
                                                                          RANGE OF          AVERAGE
                                                      NUMBER OF           EXERCISE         EXERCISE
                                                        OPTIONS              PRICE            PRICE
                                                   ------------      -------------     ------------
OPTIONS OUTSTANDING - DECEMBER 31, 1999                 380,000      $ 0.55 - 1.00     $       0.87

OPTIONS GRANTED                                         435,407        1.00 - 4.47             3.37

OPTIONS CANCELLED                                       (99,574)       0.55 - 1.00             1.45

OPTIONS EXERCISED                                      (133,000)       0.56 - 1.00             0.67

OPTIONS OUTSTANDING - DECEMBER 31, 2000                 582,833        1.00 - 4.47             2.69

OPTIONS GRANTED                                         300,000               0.21             0.21

OPTIONS CANCELLED                                       (50,000)              4.47             4.47
                                                   ------------      -------------     ------------

OPTIONS OUTSTANDING - DECEMBER 31, 2001                 832,833      $ 0.21 - 4.47     $       1.46
                                                   ============      =============     ============

--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 18

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         The following summarizes information about the stock options outstanding at December 31, 2001:


                                     REMAINING
    EXERCISE           NUMBER      CONTRACTUAL          OPTIONS
       PRICE      OUTSTANDING     LIFE (YEARS)      EXERCISABLE
------------     ------------     ------------     ------------

$       0.21          422,416              3.4           81,611
        1.00          200,000              1.4          173,175
        4.25           60,417              3.3           35,147
        4.47          150,000              3.2          150,000
                 ------------                      ------------
                      832,833                           439,933
                 ============                      ============

         As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's consolidated net income (loss) and consolidated income
         (loss) per share would have been changed to the proforma amounts below:


                                            2001               2000
                                        -------------      -------------
NET INCOME (LOSS)
      As reported                       $     128,831      $  (3,105,731)
      Pro forma                              (101,329)        (3,388,773)

BASIC INCOME (LOSS) PER SHARE
      As reported                                0.01              (0.36)
      Pro forma                                 (0.01)             (0.40)

DILUTED INCOME (LOSS)
   PER SHARE
      As reported                                0.01              (0.36)
      Pro forma                                 (0.01)             (0.40)


--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 19

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The pro forma amounts reflected above are not representative of the effects on reported net income (loss) because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


                                                                        2001               2000
                                                                  ----------        -----------

Dividend yield                                                            --                 --

Range of expected lives                                            2-5 YEARS        2 - 5 years

Range of expected volatility                                          213.9%              56.9%

Risk-free interest rate                                                4.00%              6.36%

         STOCK WARRANTS


         The following summarizes information about the Company's stock warrants outstanding:


                                              NUMBER    WEIGHTED AVERAGE
                                           OF SHARES      EXERCISE PRICE
                                        ------------    ----------------
WARRANTS OUTSTANDING -
   DECEMBER 31, 1999                         650,250      $       0.95

WARRANTS GRANTED                           1,512,549              1.89

WARRANTS EXERCISED                          (110,035)             1.04

WARRANTS OUTSTANDING -
   DECEMBER 31, 2000                       2,052,764              1.63

WARRANTS GRANTED                           1,847,040              0.35

WARRANTS EXERCISED                        (1,625,000)               --

WARRANTS FORFEITED                           (79,965)             1.00

WARRANTS OUTSTANDING -
   DECEMBER 31, 2001                       2,194,839      $       1.39
                                        ============      ============



--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 20

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



         The following summarizes information about the stock warrants outstanding at December 31, 2001:



                                                  REMAINING
            EXERCISE             NUMBER         CONTRACTUAL           WARRANTS
               PRICE        OUTSTANDING         LIFE (YEARS)       EXERCISABLE
            --------        -----------         ------------       -----------
              $ 0.65            312,499                 2.2            312,499
                1.00            366,500                 2.2            366,500
                1.20             95,200                 0.3             95,200
                1.38            547,600                 0.3            547,600
                2.25            573,040                 1.6            573,040
                3.86            300,000                 3.6            300,000
                            -----------                            -----------
                              2,194,839                              2,194,839
                            ===========                            ===========


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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


--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 21

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         LONG-TERM DEBT

         The carrying amount of other long-term debt has been discounted to its present value.

         The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:



                                           2001                             2000
                              -----------------------------     -----------------------------
                                  CARRYING             FAIR         Carrying             Fair
                                     VALUE            VALUE            Value            Value
                              ------------     ------------     ------------     ------------

FINANCIAL LIABILITIES
   Line of credit             $    494,000     $    494,000     $    500,000     $    500,000
   Note payable - officer               --               --          100,000          100,000
   Long-term debt                  181,737          203,000          109,904          108,010


13.      NONCASH ACTIVITIES

         The Company recorded noncash investing and financing activities in the accompanying financial statements. During 2001, the Company entered into capital lease obligations to purchase certain property and equipment costing $180,258. Also during 2001, the Company's officers transferred $100,000 of loans made to the Company to purchase common stock.


--------------------------------------------------------------------------------
See the accompanying report letter.                                      Page 22