Form 10QSB
period 2002-03-31
MDI TECHNOLOGIES INC
filed 2002-04-30
CIK 1082575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For Period Ended March 31, 2002

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

                                 (314) 439-6400
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's $.001 par value common stock on March 31, 2002 was 11,747,368 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                          (Unaudited)
ASSETS                                                                                   March 31, 2002        December 31, 2001
CURRENT ASSETS

Cash                                                                                           68,328                 71,403
Accounts receivable, net                                                                      580,152                513,594
Prepaid expenses                                                                               40,224                 50,564
                                                                                           ----------             ----------
     Total Current Assets                                                                     688,704                635,561


PROPERTY AND EQUIPMENT, at cost                                                               948,443                866,467
    Less Accumulated depreciation                                                            (473,610)              (446,184)
                                                                                           ----------             ----------
     Total Equipment, net                                                                     474,833                420,283

OTHER ASSET
Rent deposit                                                                                   21,539                 21,539
                                                                                           ----------             ----------

     TOTAL ASSETS                                                                           1,185,076              1,077,383
                                                                                           ==========             ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                                                 485,000                494,000
Current portion of long term debt and
 Capitalized lease obligations                                                                 64,492                 75,333
Accounts payable and accrued expenses                                                         660,644                733,362
                                                                                           ----------             ----------
         Total Current Liabilities                                                          1,210,136              1,302,695


NON-CURRENT LIABILITIES
Long term debt and capitalized lease obligations                                               91,454                106,404

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share, 50,000,000 shares authorized,
 11,747,368 at March 31, 2002 and 11,701,368
 shares at December 31, 2001 issued and outstanding                                            11,747                 11,701
Additional paid-in capital                                                                  4,723,134              4,743,258
Accumulated deficit                                                                        (4,851,395)            (5,086,675)
                                                                                           ----------             ----------
                                                                                             (116,514)              (331,716)




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1,185,076              1,077,383
                                                                                           ==========             ==========

     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                           2002                2001
                                           ----                ----
REVENUES                                 1,523,962           1,188,136

OPERATING EXPENSES
  Operations and technical support         373,267             308,068
  Sales and marketing                      361,080             535,040
  Engineering                              128,257             145,361
  General and administrative               412,036             410,111
                                       -----------         -----------

     Total Operating Expenses            1,274,640           1,398,580
                                       -----------         -----------

OPERATING INCOME (LOSS)                    249,322            (210,444)

OTHER INCOME (EXPENSE)
  Interest expense                         (14,259)            (12,691)
  Interest income                              217               1,480
                                       -----------         -----------
                                           (14,042)            (11,211)
                                       -----------         -----------

NET INCOME (LOSS)                          235,280            (221,655)
                                       ===========         ===========

NET LOSS PER SHARE-BASIC AND DILUTED                             (0.03)
NET INCOME PER SHARE-BASIC                     .02
NET INCOME PER SHARE-DILUTED                   .02
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                 11,978,866           8,703,551
  DILUTED                               12,127,169           8,703,551


    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                   COMMON STOCK            ADDITIONAL                                        TOTAL
                                                            PAID-IN                  ACCUMULATED         STOCKHOLDERS'
                                  Shares      Amount        CAPITAL                    DEFICIT          EQUITY (DEFICIT)
                                  ------      ------        -------                    -------          ----------------
Balance, December 31, 2001      11,701,368    11,701       4,743,258               (5,086,675)             (331,716)

Purchase and Retirement of
  Treasury Stock                   (64,000)      (64)        (20,014)                                       (20,078)

Additional Private Placement
   Offering Costs                  110,000       110           (110)

Net Income                                                                            235,280               235,280
                                -------------------------------------------------------------------------------------
Balance, March 31, 2002         11,747,368    11,747      4,723,134                (4,851,395)             (116,514)
                                =====================================================================================





    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                                FOR THREE MONTHS ENDED MARCH 31,
                                                                    2002               2001
                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 235,280            (221,655)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  27,426              44,312
    Change in assets and liabilities:
      (Increase) in accounts receivable                           (66,558)             (3,774)
       Decrease in prepaid expenses and other assets               10,340              12,730
       Increase (decrease) in accounts payable and accrued
        liabilities                                               (72,718)            113,583

                                                                ---------           ---------
Net cash provided by (used in) operating activities               133,770             (54,804)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                          (81,976)           (130,280)

                                                                ---------           ---------
Net cash used in investing activities                             (81,976)           (130,280)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                  (34,791)            (27,062)
   Proceeds from loans from officers                                    -             150,000
   Purchase of treasury stock                                     (20,078)                  -
   Proceeds from issuance of warrants                                   -              52,000
                                                                ---------           ---------
Net cash (used in) provided by financing activities               (54,869)            174,938

NET DECREASE IN CASH                                               (3,075)            (10,146)

CASH - BEGINNING OF PERIOD                                         71,403              35,357
                                                                ---------           ---------

CASH - END OF PERIOD                                            $  68,328           $  25,211
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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. (formerly Panoramic Care Systems, Inc) and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheets as of March 31, 2002 and 2001 and the consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2002 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. REVENUE RECOGNITION

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

3. NEW BORROWINGS

Loans From Officers- Demand, non-interest bearing loans were made by officers/shareholders of the Company amounting to $150,000 during the three month period ending March 31, 2001.

4. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share are calculated by dividing the net income/loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

Options to employees and directors to purchase 651,583 shares of common stock and warrants to purchase 1,336,840 shares of common stock were outstanding as of March 31, 2002. Options for 148,303 shares were included in the calculation of diluted earnings per share, while warrants for 286,520 shares were included in both the primary and fully diluted earnings per share calculation for the three months ending March 31, 2002.

Options to employees and directors to purchase 52,833 shares and warrants to purchase 1,701,764 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the three months ending March 31, 2001,

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may","will","expect","believes","anticipate", "estimate","approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 900 in number, of which 97 are using the ASP services.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2001

Net revenues for the three months ended March 31, 2002 increased to $1,524,000 from $1,188,000 at March 31, 2001. This increase of $336,000 (28%) was primarily comprised of increased recurring revenues of $391,000 (68%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also a decrease in "shrink wrap" sales of $118,000 (21%) from the previous period, which is in line with the Company's ASP direction of service. Training fee revenue increased $63,000 during the period.

Operations and Technical Support expense increased to $373,000 from $308,000 from March 31, 2002 to March 31, 2001. This increase of $65,000 (21%) is comprised of $38,000 of increased ASP support costs, $21,000 increase in travel and training costs, and $6,000 in increased hardware and supply costs.

Sales and marketing expenses for the three months ended March 31, 2002 decreased to $361,000 from $535,000 for the three months ended March 31, 2001. This decrease of $174,000 (33%) is due to staffing decreases of $41,000 for marketing and sales personnel, decreased sales travel of $32,000, and a $111,000 decrease in advertising, marketing, and reseller cost increases of $10,000.

Engineering expense for the three months ended March 31, 2002 decreased to $128,000 from $145,000 for the three months ended March 31, 2001. This decrease of $17,000 (12%) was primarily due to decreases in payroll and payroll related costs of $5,000 resulting from reduced personnel, and a $12,000 decrease in supply and communications costs.

General and administrative costs for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 remained approximately the same. Increases in payroll and payroll related costs amounted to $58,000 due to salary and bonus increases, rent increased $5,000 due to the office move at the end of January 2001. Legal, accounting and outside services decreased $10,000 due to reduced use of outside business consultants, depreciation and amortization decreased $17,000 due to various items reaching the end of their depreciable life and other administrative and office expenses were reduced by $36,000 due to office consolidation and cost management.

Interest expense increased $1,500 due increased capital lease borrowings at March 31, 2002.

The net income of $235,000 for the three months ended March 31, 2002 compared to a net loss of $222,000 for the three months ended March 31, 2001, an increase of $457,000, is the result of increased revenues of $336,000 in addition to decreased Sales and Marketing costs of $174,000, decreased Engineering expense of $17,000 and increased Operations and Technical Support costs of $65,000 and other miscellaneous expense increases of $5,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit, which provides for borrowings up to $500,000 expired April 16, 2002. Management has begun negotiations with the bank to renew the line of credit or obtain a replacement term loan. Management expects that the new financing agreement will become effective in May 2002.

During the quarter ended March 31, 2002 the Company repurchased 64,000 shares of its common stock for approximately $20,000. During the month of March 2002 another 55,000 shares were in the process of being purchased but the transaction was not completed until April 2002. The details of the buy back are included in
Part II, item 5, other information, in this report.

The Company currently has 651,583 stock options and 1,336,840 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all options and warrants were exercised the company would receive approximately $2,384,000, which would be available to the Company as working capital.

During the quarter ended March 31, 2001 and additional $52,000 was received from the December 2000 warrant placement. Also received were non-interest bearing loans pf $150,000 from two of the Company's officer/shareholders.

CASH FLOW

During the three months ended March 31, 2002, cash decreased by $3,075. Net cash provided by operating activities for the three months ended March 31, 2002 was $133,770 compared to $54,804 used in operations for the three months ended March 31, 2001. This increase of $188,574 was due to an increase in the net income for the period offset by increases in accounts receivable balances and decreases in the accounts payable balances.

Net cash used in investing activities for the three months ended March 31, 2002 was $81,976 compared to 130,280 for the three months ended March 31, 2001. The funds used for the three months ended March 31, 2002 were for office and ASP equipment, while funds used for the three months ended March 31, 2001 were for the build out of the new corporate office occupied in January 2001.

Net cash used in financing activities was $54,869 for the three months ended March 31, 2002 compared to $174,938 of cash provided by financing activities for the three months ended March 31, 2001. During the three months ended March 31, 2002 funds were used for: debt payments of $34,791 and the purchase of 64,000 shares of MDI's common stock for $20,078 under the company's "Normal Course Issuer Bid". During the three months ended March 31, 2001 funds were provided by: loans from two officer/shareholder's of the Company amounting to $150,000, a private placement of Special Warrants of $52,000 less debt payments of $27,062.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Panoramic Care Systems, Inc. ("the Meeting") was held on June 27, 2001, in which a total of 5,788,481 eligible votes of common stock were represented out OF THE 9,243,035 eligible votes of common stock entitled to vote. At the meeting three proposals were considered and acted upon: (1) Election of Directors; (2) adoption of Rubin, Brown, Gornstein & Co.,LLP as the Company's independent auditors; and (3) Change the name of the company to MDI Technologies, Inc.

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

Item 5. Other Information

In January 2002 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the CDNX to undertake a normal course issuer bid to purchase up to 585,000 shares of it's then 11,701,368 issued and outstanding common shares being 10% of the public float of the Company's common shares. Purchases will be made on the open market through facilities of the CDNX. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on January 21, 2002 and will terminate on January 20, 2003, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of March 31, 2002 the Company purchased 64,000 shares for $20,078 and retired these shares. As of April 24, 2002 75,000 additional shares were purchased for $27,113.

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

MDI Technologies, Inc.

/s/ Todd A. Spence                                             April 29, 2002
---------------------                                          --------------
Todd A. Spence                                                    Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                            April 29, 2002
--------------------                                           --------------
Thomas K. Andrew                                                   Date
Chief Financial Officer