Form 10QSB
period 2002-06-30
MDI TECHNOLOGIES INC
filed 2002-08-14
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended June 30, 2002

                        Commission File Number 333-76427


                             MDI Technologies, Inc.
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

                                 (314) 439-6400
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days. Yes  XX    No
                                         ----      ----

Transitional Small Business Disclosure format (check one): Yes        No  XX
                                                               ----      ----

The number of shares outstanding of the Registrant's $.001 par value common stock on June 30,2002 was 11,997,368 shares.

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                      3-8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9-12


PART II. OTHER INFORMATION                                              13-14

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                      (Unaudited)
                                                     June 30, 2002    December 31,2001
                                                     ------------     ----------------

ASSETS

CURRENT ASSETS

Cash                                                      204,424              71,403

Accounts receivable, net                                  581,515             513,594
Prepaid expenses                                           84,657              50,564
                                                     ------------      --------------
     Total Current Assets                                 870,596             635,561


PROPERTY AND EQUIPMENT, at cost                           975,440             866,467
    Less Accumulated depreciation                        (510,643)           (446,184)
                                                     ------------      --------------
     Total Equipment, net                                 464,797             420,283

OTHER ASSET
Rent deposit                                               21,539              21,539
                                                     ------------      --------------
     TOTAL ASSETS                                       1,356,932           1,077,383
                                                     ============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                             470,000             494,000
Current portion of long term debt and
 capitalized lease obligations                             63,176              75,333
Accounts payable and accrued expenses                     643,676             733,362
                                                     ------------      --------------
         Total Current Liabilities                      1,176,852           1,302,695


NON-CURRENT LIABILITIES
Long term debt and capitalized lease obligations           75,951             106,404


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share,
 50,000,000 shares authorized, 11,997,368
 at June 30,2002 and 11,701,368 shares at
 December 31, 2001 issued and outstanding                  11,997              11,701
Additional paid-in capital                              4,691,710           4,743,258
Accumulated deficit                                    (4,599,578)         (5,086,675)
                                                     ------------      --------------
                                                          104,129            (331,716)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              1,356,932           1,077,383
                                                     ============      ==============


     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                             2002              2001              2002              2001
                                         ------------      ------------      ------------      ------------

REVENUES
  Recurring Revenues                        1,032,828           675,255         1,992,618         1,244,411
  Shrink Wrap Sales                           513,857           461,475           955,689         1,020,864
  Training Fees                                32,483            65,323           154,823           124,914
                                         ------------      ------------      ------------      ------------
     Total Revenue                          1,579,168         1,202,053         3,103,130         2,390,189

OPERATING EXPENSES
  Operations and technical support            372,480           357,738           745,747           665,806
  Sales and marketing                         338,254           366,057           699,334           901,097
  Engineering                                 132,488           136,152           260,745           281,513
  General and administrative                  471,202           385,117           883,238           795,228
                                         ------------      ------------      ------------      ------------

     Total Operating Expenses               1,314,424         1,245,064         2,589,064         2,643,644
                                                           ------------      ------------      ------------

OPERATING INCOME (LOSS)                       264,744           (43,011)          514,066          (253,455)

OTHER INCOME (EXPENSE)

  Interest expense                            (13,101)          (11,839)          (27,360)          (24,530)
  Interest income                                 174                26               391             1,506
                                                           ------------      ------------      ------------

                                              (12,927)          (11,813)          (26,969)          (23,024)
                                         ------------      ------------      ------------      ------------

NET INCOME (LOSS)                             251,817           (54,824)          487,097          (276,479)
                                         ============      ============      ============      ============

NET LOSS PER SHARE-BASIC AND DILUTED                              (0.01)                              (0.03)
NET INCOME PER SHARE-BASIC                        .02                                0.04
NET INCOME PER SHARE-DILUTED                      .02                                0.04
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                    11,978,866         9,715,562        12,096,639         9,212,352
  DILUTED                                  12,189,595         9,715,562        12,274,487         9,212,352


     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                            COMMON STOCK              ADDITIONAL                           TOTAL
                                                                        PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                        Shares          Amount          CAPITAL         DEFICIT      EQUITY(DEFICIT)
                                     ------------    ------------    ------------    ------------    ---------------

Balance, December 31, 2001             11,701,368          11,701       4,743,258      (5,086,675)       (331,716)

Purchase and Retirement of
  Treasury Stock                         (149,000)           (149)        (51,103)                        (51,252)

Additional Private Placement
   Offering Costs                         110,000             110            (110)

Additional Shares Issued Arising
  From Prior Year's Warrant               335,000             335            (335)
    Sale

Net Income                                                                                487,097         487,097
                                     ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2002                 11,997,368          11,997       4,691,710      (4,599,578)        104,129
                                     ============    ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                         FOR SIX MONTHS ENDED JUNE 30,
                                                             2002            2001
                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             487,097        (276,479)

Adjustments to reconcile net income (loss) to net
 cash provided by (used in)
  operating activities:
    Depreciation and amortization                              64,459          88,624
    Change in assets and liabilities:
      (Increase) in accounts receivable                       (67,920)       (184,661)
       Increase in prepaid expenses and other assets          (34,093)        (11,245)
       Increase (decrease) in accounts payable and
        accrued liabilities                                   (89,687)        158,233
                                                         ------------    ------------
Net cash provided by (used in) operating activities           359,856        (225,528)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                     (108,973)         (7,155)

                                                         ------------    ------------
Net cash used in investing activities                        (108,973)         (7,155)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases              (66,610)        (66,760)
   Proceeds from loans from officers                               --         265,000
   Repayments of loans from officers                          (35,854)
   Purchase and retirement of common stock                    (51,252)             --
   Proceeds from issuance of warrants                              --          52,000
                                                         ------------    ------------
Net cash (used in) provided by financing activities          (117,862)        214,386

NET INCREASE (DECREASE) IN CASH                               133,021         (18,297)

CASH - BEGINNING OF PERIOD                                     71,403          35,357
                                                         ------------    ------------

CASH - END OF PERIOD                                          204,424          17,060
                                                         ============    ============

Non-Cash Investing and Financing Activities:
 Purchase of Equipment From capital Lease Financing                --         149,980
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

The accompanying unaudited interim consolidated financial statements of MDI Technologies, Inc. (formerly Panoramic Care Systems, Inc.) and its wholly owned subsidiary Management Data, Inc., d/b/a MDI Technologies (collectively the "Company") as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-QSB and
Article 10of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made. The statement of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.


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

This amount, plus $85,000 previously loaned, was exchanged for 1,458,333 shares of the Company's common stock in September 2001.

In June 2001 the Company entered into a capital lease financing agreement for office and computer equipment. The lease payments amount to $4,166 per month for 36 consecutive months commencing June 2001.

The Company's bank loan, amounting to $470,000 at June 30, 2002, was renewed to April 16, 2003 with terms calling for principal payments of $9,000 per month and interest at 4.75% per anum.

4. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share are calculated by dividing the net income/loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

Options to employees, directors and consultants to purchase 751,583 shares of common stock and warrants to purchase 1,239,540 shares of common stock were outstanding as of June 30, 2002. Options to employees, directors and consultants for 210,729 and 177,848 shares were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002, while warrants for 286,520 shares were included in both the basic and diluted earnings per share calculation for the six months ending June 30, 2002.

Options to employees and directors to purchase 532,833 shares and warrants to purchase 1,701,764 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the three months and six months ending June 30, 2001,

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may","will"."expect","believes","anticipate", "estimate","approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 950 in number, of which 112 are using the ASP services.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA); compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements,

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2001

Total revenues for the three months ended June 30,2002 increased to $1,579,000 from $1,202,000 at June 30, 2001. This increase of $377,000 (31%) was primarily comprised of increased recurring revenues of $358,000 (53%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $52,000 (11%) from the previous period, which is in line with the Company's ASP direction of service. Training fee revenue decreased $33,000 during the period due to less on-site training and more utilization of MDI's training facilities.

Operations and technical support expense increased to $372,000 from $358,000 from June 30, 2002 to June 30, 2001. This increase of $14,000 (4%) is comprised of increased payroll related costs due to pay increases and an increase of one staff position.

Sales and Marketing expenses for the three months ended June 30, 2002 decreased to $338,000 from $366,000 for the three months ended June 30, 2001. This decrease of $28,000 (8%) is due to commission increases of $41,000 to sales personnel for higher sales volume, a $40,000 decrease in advertising and marketing costs, reseller usage cost decrease of $23,000 and a $6,000 decrease in telephone and internet usage.

Engineering expense for the three months ended June 30, 2002 decreased to $132,000 from $136,000 for the three months ended June 30, 2001. This decrease of $4,000 (3%) was primarily due to an increase in payroll and payroll related costs of $7,000 resulting from the addition of one staff person and an $11,000 decrease in supply, communications and travel costs.


General and administrative costs for the three months ended June 30,2002 increased to $471,000 from $385,000 for the three months ended June 30, 2001. This increase of $86,000 (22%) was due primarily to payroll increases of $143,000,increase in insurance costs of $27,000 and decreases in legal and consulting fees of $84,000. The payroll increase was due to an officer receiving back pay this three months ended June 30, 2002 after foregoing pay the three months ended June 30, 2001,two additional staff positions being filled and the payroll taxes incurred on the above items, Insurance expense increased due to higher costs in liability insurance and Director's and Officer's coverages. Reduced usage of attorney's and consultants and less travel accounted for decreases in these categories.

Interest expense increased $1,262 due to additional capital lease borrowing in March 2002,

The net income of $252,000 for the three months ended June 30,2002 compared to a net loss of ($55,000) for the three months ended June 30,2001, an increase of $307,000, is the result of increased revenues of $377,000 in addition to decreased Sales and Marketing costs of $28,000, decreased Engineering expense of $4,000, increased Operations and Technical Support costs of $14,000 increased General and Administrative costs of $86,000 and increased interest expense of $2,000.

  RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX
                            MONTHS ENDED JUNE 30,2002

Net revenues for the six months ended June 30, 2002 increased to $3,103,000 from $2,390,000 at June 30,2001. This increase of $713,000 (30%) resulted from increases in recurring revenues of $748,000 and training fees of $30,000 and a decrease in shrink-wrap revenue of $65,000.

Operations and technical support expense increased to $746,000 from $666,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase of $80,000 (12%) is comprised of increases in payroll related items of $27,000 for first quarter 2002 bonuses, hardware and software upgrades of $29,000, ASP expansion costs of $44,000 and $20,000 of decreased other costs.

Sales and Marketing expense decreased to $699,000 from $901,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease of $202,000 (22%) is comprised of $32,000 reduced travel costs, $14,000 in reduced re-seller fees, and $156,000 in reduced advertising and marketing costs.

Engineering expense decreased to $261,000 from $282,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease of $21,000 (7%) was the result of decreased use of outside consultants and reduced travel expense.

General and Administrative expense increased to $883,000 from $795,000 for the six months ended June 30,2002 as compared to the six months ended June 30, 2001. This increase of $88,000 (11%) is comprised of $197,000 increase in payroll related items due to payrolls being paid for previous period foregone payroll, decreased legal and consulting costs of $64,000, decreased equipment rent and depreciation of $33,000 for older support/training hardware and a $12,000 in other general items.

Interest expense increased slightly, $2,000, during the period for some additional capital lease borrowing.

The net income of $487,000 for the six months ended June 30, 2002 compared to the net loss of ($276,000) for the six months ended June 30, 2001 is an increase of $763,000. This increase is comprised of increased revenues of $713,000, mainly from the increased recurring revenues; the total expenses decreased $50,000, mainly from increased G&A salaries of $197,000 less decreased expenses of $247,000 in advertising, marketing, legal and consulting areas.


LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit, which provides for borrowings up to $500,000 expired April 16, 2002. This loan was negotiated into a term loan with a due date of April 2003 and calling for monthly payments of principal of $9,000 plus interest at the rate of 4.75% per year.

During the six months ended June 30, 2002 the Company repurchased 149,000 shares of its common stock for approximately $51,000. There were another 40,000 shares in process of being purchased but the transaction was not completed until after June 30, 2002. The details of the buy back are included in Part II, item 5, Other Information, in this report.

The Company currently has 751,583 stock options and 1,239,540 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all vested options and warrants were exercised the company would receive approximately $2,027,000, which would be available to the Company as working capital.

CASH FLOW

During the six months ended June 30, 2002,cash increased by $133,021. Net cash provided by operating activities for the six months ended June 30, 2002 was $359,856 compared to $225,528 used in operations for the six months ended June 30,2001. This increase of $585,384 was due to an increase in the net income for the period offset by increases in accounts receivable balances and decreases in the accounts payable balances.

Net cash used in investing activities for the six months ended June 30, 2002 was $108,973 compared to $7,155 for the six months ended June 30, 2001. The funds used for the six months ended June 30, 2002 were for office and ASP equipment, while funds used for the six months ended June 30, 2001 were for the build out of the new corporate office occupied in January 2001.

Net cash used in financing activities was $117,862 for the six months ended June 30, 2002 compared to $214,386 of cash provided by financing activities for the six months ended June 30, 2001. During the six months ended June 30, 2002 funds were used for: debt payments of $66,610 and the purchase of 149,000 shares of MDI's common stock for $51,252 under the company's "Normal Course Issuer Bid". During the six months ended June 30, 2001 funds were provided by: loans from two officer/shareholder's of the Company amounting to $265,000, a private placement of Special Warrants of $52,000 less debt payments of $102,614.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of MDI Technologies, Inc. ("the Meeting") was held on June 17,2002, in which a total of 7,911,218 eligible votes of common stock were represented out OF THE 12,027,368 eligible votes of common stock entitled to vote. At the meeting three proposals were considered and acted upon:
(1) Election of Directors; (2) adoption of Rubin, Brown, Gornstein & Co., LLP as the Company's independent auditors.

The results of the Election of Directors were as follows:

                                                   Common Stock     Common Stock
        Name            Common Stock Votes For     Votes Against     Abstaining
      ------            ----------------------     -------------    -----------

Todd Spence                   7,792,218                 0              119,000
Di Anne Kerrigan              7,792,218                 0              119,000
Thomas Kerrigan               7,792,218                 0              119,000
Donald Muir                   7,881,218                 0               30,000
Byron Flateland               7,869,218                 0               42,000

All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

The results of the appointment of Rubin, Brown, Gornstein & Co, LLP was as follows:

                               Appointment of Rubin,
                             Brown, Gornstein & Co., LLP
                             ---------------------------

For                                 7,792,218
Against                               119,000
Abstaining                               0
Not Voted                                0

Item 5. Other Information

In January 2002 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the CDNX to undertake a normal course issuer bid to purchase up to 585,000 shares of it's then 11,701,368 issued and outstanding common shares being 10% of the public float of the Company's common shares. Purchases will be made on the open market through facilities of the CDNX. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on January 21, 2002 and will terminate on January 20,2003, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of June 30, 2002 the Company purchased 149,000 shares for $51,251 and retired these shares. As of August 7, 2002, 90,000 additional shares were purchased for $29,656.

In April 2002, the Company entered into a one (1) year agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make its name and business better known to shareholders, investors and industry professionals. The cost of this will a monthly fee of CDN $5,000.00 plus Company approved expenses incurred by Tangent.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits - 99.1(CEO Certification), 99.2 (CFO Certification)

     b)   Reports - None



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                            August 13, 2002
---------------------                                         ---------------
Todd A. Spence                                                     Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                           August 13, 2002
---------------------                                         ---------------
Thomas K. Andrew                                                   Date
CHIEF FINANCIAL OFFICER