Form 10QSB
period 2002-09-30
MDI TECHNOLOGIES INC
filed 2002-11-14
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended September 30, 2002

                        Commission File Number 333-76427


                             MDI Technologies, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                             84-1165714
       --------                                             -----------
(State of Incorporation)                                (IRS Employer ID Number)

940 West Port Plaza, #100                               St. Louis, MO.   63146
-------------------------                               ----------------------
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

The number of shares outstanding of the Registrant's $.001 par value common stock on November 12, 2002 was 11,771,868 shares.

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                         PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                      3-8

        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  9-11

        Item 3. Controls and Procedures                                    12


PART II.   OTHER INFORMATION                                            13-14

SIGNATURES

CERTIFICATIONS

EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                            (Unaudited)
ASSETS                                                   September 30,2002   December 31, 2001
CURRENT ASSETS

Cash                                                           575,503             71,403
Accounts receivable, net                                       569,238            513,594
Prepaid expenses                                                99,643             50,564
                                                            ----------         ----------
     Total Current Assets                                    1,244,384            635,561


PROPERTY AND EQUIPMENT, at cost                              1,029,198            866,467
    Less Accumulated depreciation                             (542,872)          (446,184)
                                                            ----------         ----------
     Total Equipment, net                                      486,326            420,283

OTHER ASSET
Rent deposit                                                    21,539             21,539
                                                            ----------         ----------

     TOTAL ASSETS                                            1,752,249          1,077,383
                                                            ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                  443,000            494,000
Current portion of long term debt and
 capitalized lease obligations                                  95,788             75,333
Accounts payable and accrued expenses                          751,228            733,362
                                                            ----------         ----------
         Total Current Liabilities                           1,290,016          1,302,695


NON-CURRENT LIABILITIES
Long term debt and capitalized lease obligations                83,153            106,404


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $.001 per share, 50,000,000
 shares authorized, 11,887,368 at September 30, 2002 and
 11,701,368 shares at December 31, 2001 issued and
 outstanding                                                    11,887             11,701
Additional paid-in capital                                   4,655,630          4,743,258
Accumulated deficit                                         (4,288,437)        (5,086,675)
                                                            ----------         ----------
                                                               379,080           (331,716)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   1,752,249          1,077,383
                                                            ==========         ==========

     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                      2002               2001               2002              2001
                                                      ----               ----               ----              ----
REVENUES
  ASP and Support Revenues                          1,075,868            738,026          3,068,486         1,982,437
  Shrink Wrap Sales                                   608,451            468,529          1,564,140         1,489,393
  Training Fees                                        70,342             60,350            225,165           185,264
                                                   ----------          ---------         ----------         ---------
     Total Revenue                                  1,754,661          1,266,905          4,857,791         3,657,094

OPERATING EXPENSES
  Operations and technical support                    371,663            318,312          1,117,410           984,118
  Sales and marketing                                 359,417            282,828          1,058,751         1,183,925
  Engineering                                         136,941            110,594            397,686           392,107
  General and administrative                          563,818            367,265          1,447,056         1,162,493
                                                   ----------          ---------         ----------         ---------

     Total Operating Expenses                       1,431,839          1,078,999          4,020,903         3,722,643
                                                   ----------          ---------         ----------         ---------

OPERATING INCOME (LOSS)                               322,822            187,906            836,888           (65,549)

OTHER INCOME (EXPENSE)

  Interest expense                                    (12,855)           (13,019)           (40,215)          (37,549)
  Interest income                                       1,174                  8              1,565             1,514
                                                   ----------          ---------         ----------         ---------

                                                      (11,681)           (13,011)           (38,650)          (36,035)
                                                   ----------          ---------         ----------         ---------

NET INCOME (LOSS)                                     311,141            174,895            798,238          (101,584)
                                                   ==========          =========         ==========         =========


NET INCOME (LOSS) PER SHARE-BASIC                        0.03               0.02               0.07             (0.01)
NET INCOME (LOSS) PER SHARE-DILUTED                      0.03               0.01               0.06             (0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                            12,192,584         10,338,144         12,128,972         9,591,740
  DILUTED                                          12,344,976         10,623,211         12,294,490         9,591,740



     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                             COMMON STOCK       ADDITIONAL                                        TOTAL
                                                                 PAID-IN                  ACCUMULATED         STOCKHOLDERS'
                                        Shares     Amount        CAPITAL                    DEFICIT          EQUITY(DEFICIT)
                                       -------     ------        -------                    -------          ---------------
Balance, December 31, 2001            11,701,368    11,701       4,743,258               (5,086,675)               (331,716)

Purchase and Retirement of
  Treasury Stock                        (259,000)     (259)        (87,183)                                         (87,442)

Additional Private Placement
   Offering Costs                        110,000       110            (110)

Additional Shares Issued Arising
  From Prior Year's Warrant              335,000       335            (335)
    Sale

Net Income                                                                                  798,238                 798,238
                                      -------------------------------------------------------------------------------------

Balance, September 30, 2002           11,887,368    11,887       4,655,630               (4,288,437)                379,080
                                      =====================================================================================




    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                              FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2002                2001
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 798,238            (101,584)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  96,688             131,572
    Change in assets and liabilities:
      Increase in accounts receivable                             (55,644)           (251,056)
      Increase in prepaid expenses and other assets               (49,079)            (26,895)
       Increase in accounts payable and accrued
        liabilities                                                17,866              86,119
                                                                 --------            --------
Net cash provided by (used in) operating activities               808,069            (161,844)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (123,944)            (46,788)
                                                                 --------            --------
Net cash used in investing activities                            (123,944)            (46,788)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                  (92,583)           (148,608)
   Proceeds from loans from officers                                 -                265,000
   Purchase and retirement of common stock                        (87,442)              -
   Proceeds from issuance of warrants                                -                 52,000
   Proceeds from issuance of common stock                            -                 50,000
                                                                 --------            --------
Net cash provided by (used in) financing activities              (180,025)            218,392

NET INCREASE IN CASH                                              504,100               9,760


CASH -- BEGINNING OF PERIOD                                        71,403              35,357
                                                                 --------            --------

CASH -- END OF PERIOD                                             575,503              45,117
                                                                 ========            ========

Non-Cash Investing and Financing Activities:
 Purchase of equipment from capital lease financing                38,787             120,164
 Conversion of officer loans to purchase common stock                -                300,000
                                                                 --------            --------
                                                                   38,787             420,164
                                                                 ========            ========



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

The accompanying unaudited interim consolidated financial statements of MDI Technologies, Inc. (formerly Panoramic Care Systems, Inc.) and its wholly owned subsidiary Management Data, Inc., d/b/a MDI Technologies (collectively the "Company") as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made. The statement of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. REVENUE RECOGNITION

The Company's revenue is derived from the licensing of computer software and from service revenues consisting of ASP (Application Service Provider) data hosting, maintenance and support of systems, training and consulting. License fees are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenue from the ASP, software maintenance and support is recognized ratably over the contract period. These items are billed monthly at the time the service/support is due from the customer for the current month's service and are due 30 days from billing. The Company establishes a reserve for collectability of that maintenance and support receivable. All costs associated with licensing, ASP services, support and update services, training and consulting services are expensed as incurred.

3. NEW BORROWINGS

In July of 2002 the Company entered into additional capital lease financing agreements for computer equipment. The lease payments amount to $1,345 per month for 36 consecutive months commencing July 2002.

The Company's bank loan, amounting to $443,000 at September 30, 2002, was renewed to April 16, 2003 with terms calling for principal payments of $9,000 per month and interest at 4.75% per anum with the balance due at maturity.

4. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share are calculated by dividing the net income/loss by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is antidilutive.

Options to employees, directors and consultants to purchase 751,383 shares of common stock and warrants to purchase 1,239,540 shares of common stock were outstanding as of September 30, 2002. Options to employees, directors and consultants for 152,392 and 165,518 shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002, while warrants for 286,520 shares were included in both the basic and diluted earnings per share calculation for the nine months ending September 30, 2002.


Options to employees and directors to purchase 532,833 shares and warrants to purchase 1,707,319 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the nine months ending September 30, 2001,

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may","will"."expect","believes","anticipate", "estimate", "approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 950 in number, of which 117 are using the ASP services.

Our limited operating history in the development and delivery of software over the Internet makes it difficult to predict revenues and operating results. Our prospects should be considered in light of the risks and difficulties encountered by the transitioning of its revenue to that of a recurring revenue model through the delivery of applications over the Internet. The Company is dependent on the continued rollout of broadband telecommunication services to rural and metropolitan areas in order to successfully implement this strategy.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA); compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the law's requirements,


  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
                  TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30,2002 increased to $1,755,000 from $1,267,000 at September 30, 2001. This increase of $488,000
(39%) was primarily comprised of increased recurring revenues of $338,000 (46%) from support and ASP services which is a result of having more software sites installed than in the previous period. There was also an increase in "shrink wrap" sales of

$140,000 (30%) from the previous period, resulting from increased software sales. Training fee revenue increased $10,000 during the period due to more on-site training rather than utilization of MDI's training facilities.

Operations and technical support expense increased to $372,000 from $318,000 from September 30, 2002 to September 30, 2001. This increase of $54,000 (17%) is comprised of increased payroll related costs of $19,000 due to pay increases and an increase of one staff position, $15,000 increased ASP costs and $20,000 of increased customer training costs.

Sales and Marketing expenses for the three months ended September 30, 2002 increased to $359,000 from $283,000 for the three months ended September 30, 2001. This increase of $76,000 (27%) is due to wage and commission increases of $56,000 to sales personnel for higher sales volumes, a $12,000 increase in advertising and marketing costs, reseller usage cost increase of $2,000 and a $6,000 increase in travel, telephone and internet usage.

Engineering expense for the three months September 30, 2002 increased to $137,000 from $111,000 for the three months ended September 30, 2001. This increase of $26,000 (3%) was primarily due to an increase in payroll and payroll related costs of $21,000 resulting from increased staffing and a $6,000 increase in supply, communications and hardware costs.


General and administrative costs for the three months ended September 30, 2002 increased to $564,000 from $367,000 for the three months ended September 30, 2001. This increase of $197,000 (54%) was due primarily to payroll increases of $50,000,increase in insurance costs of $13,000 and increases in legal and consulting fees of $36,000. The payroll increase was due to officers receiving bonus pay for the three months ended September 30, 2002 after none for the three months ended September 30, 2001,one additional staff position being filled and the payroll taxes incurred on the above items, Insurance expense increased due to higher costs in liability insurance and Director's and Officer's coverages. Employee incentive amounts were accrued at September 30, 2002 amounting to $125,000. Depreciation and other general costs decreased $27,000.

Interest expense remained approximately the same for the three months ended September 30, 2002 and 2001.

The net income of $311,000 for the three months ended September 30, 2002 compared to $175,000 for the three months ended September 30, 2001, shows an increase of $136,000, This is the result of increased revenues of $488,000 offset by increased Sales and Marketing costs of $76,000, increased
Engineering expense of $26,000, increased Operations and Technical Support costs of $54,000 and increased General and Administrative costs of $197,000.

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues for the nine months ended September 30, 2002 increased to $4,858,000 from $3,657,000 for the nine months ended September 30, 2001. This increase of $1,201,000 (33%) resulted from increases in recurring revenues of $1,086,000 and training fees of $40,000 and an increase in shrink-wrap revenue of $75,000.

Operations and technical support expense increased to $1,117,000 from $984,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase of $133,000 (14%) is comprised of increases in payroll related items of $45,000 for 2002 bonuses and raises, hardware and software upgrades of $32,000, ASP expansion and operating costs of $59,000 and $3,000 of decreased other costs.

Sales and Marketing expense decreased to $1,059,000 from $1,184,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease of $125,000 (11%) is comprised of $22,000 reduced travel costs, $11,000 in reduced re-seller fees, $127,000 in reduced advertising and marketing costs and an increase in payroll and other costs of $35,000.

Engineering expense increased to $398,000 from $392,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase of $6,000 (2%) was the result of decreased use of outside consultants and reduced travel expense amounting to $18,000 and increased payroll related costs of $24,000.

General and Administrative expense increased to $1,447,000 from $1,162,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase of $285,000 (25%) is comprised of $247,000 increase in payroll and bonus related items, $125,000 accrued employee incentive awards, decreased legal and consulting costs of $28,000, decreased equipment rent and depreciation of $48,000 for older support/training hardware and an $11,000 decrease in other general items.

Interest expense increased $3,000 during the period from additional capital lease borrowing.

The net income of $798,000 for the nine months ended September 30, 2002 compared to the net loss of ($102,000) for the nine months ended September 30, 2001 is a net income increase of $900,000. This increase is comprised of increased revenues of $1,201,000,mainly from the increased recurring revenues The total expenses increased $301,000, mainly from increased G&A salaries of $247,000 plus increased expenses of $54,000 in other areas.




LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit, which provides for borrowings up to $500,000 expired April 16, 2002. This loan was negotiated into a term loan, in the amount of $488,000, with a due date of April 2003 and calling for monthly payments of principal of $9,000 plus interest at the rate of 4.75% per year with the balance due at maturity.

During the nine months ended September 30, 2002 the Company repurchased 259,000 shares of its common stock for approximately $89,000. There were another 50,000 shares in process of being purchased but the transaction was not completed until after September 30, 2002. The details of the buy back are included in Part II, item 5, Other Information, in this report.

The Company currently has 751,583 stock options and 1,239,540 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all vested options and warrants were exercised the company would receive approximately $2,500,000, which would be available to the Company as working capital.



CASH FLOW

During the nine months ended September 30, 2002,cash increased by $504,100. Net cash provided by operating activities for the nine months ended September 30, 2002 was $808,069 compared to $161,844 used in operations for the nine months ended September 30,2001. This increase of $969,913 was due to an increase in the net income for the period netted by increases in accounts receivable balances, prepaid expenses, and accounts payable balances.

Net cash used in investing activities for the nine months ended September 30, 2002 was $123,944 compared to $46,788 for the nine months ended September 30, 2001. The funds used for the nine months ended September 30, 2002 were for office and ASP equipment, while funds used for the nine months ended September 30, 2001 were for the build out of the new corporate office occupied in January 2001.

Net cash used in financing activities was $180,025 for the nine months ended September 30, 2002 compared to $218,392 of cash provided by financing activities for the nine months ended September 30,

2001. During the nine months ended September 30, 2002 funds were used for debt payments of $92,583 and the purchase of 259,000 shares of MDI's common stock for $87,442 under the company's "Normal Course Issuer Bid". During the nine months ended September 30, 2001 funds were provided by: loans from two officers/shareholders of the Company amounting to $265,000, a private placement of Special Warrants of $52,000, common stock sales of $50,00, less debt payments of $148,608.

ITEM 3 -- CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Since the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the Company's internal controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of MDI Technologies, Inc. ("the Meeting") was held on June 17,2002, in which a total of 7,911,218 eligible votes of common stock were represented out OF THE 12,027,368 eligible votes of common stock entitled to vote. At the meeting three proposals were considered and acted upon:
(1) Election of Directors, (2) adoption of Rubin, Brown, Gornstein & Co., LLP as the Company's independent auditors, (3) approve the transaction of other business.


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

The results of the appointment of Rubin, Brown, Gornstein & Co, LLP was as follows:


                               Appointment of Rubin,
                             Brown, Gornstein & Co., LLP
For                                 7,792,218
Against                                  0
Abstaining                            119,000
Not Voted                                0


The results of the approval of transacting other business was as follows:


                      Approval of Transacting Other Business
For                                 7,792,218
Against                                89,000
Abstaining                             30,000
Not Voted                                 0


Item 5. Other Information

In January 2002 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the CDNX to undertake a normal course issuer bid to purchase up to 585,000 shares of its then 11,701,368 issued and outstanding common shares being 10% of the public float of the Company's common shares. Purchases will be made on the open market through facilities of the CDNX. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on January 21, 2002 and will terminate on January 20,2003, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of September 30, 2002 the Company purchased 259,000 shares for $87,442 and retired these shares. As of November 12, 2002, 115,500 additional shares were purchased for $32,303.



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

Item 6. Exhibits and Reports on Form 8-K
     a)  Exhibits -- None

     b)  Reports  - None



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                             November 12, 2002
---------------------                                          -----------------
Todd A. Spence                                                   Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                            November 12, 2002
--------------------                                           -----------------
Thomas K. Andrew                                                 Date
Chief Financial Officer

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
 SECTION 302 OF THE SARBANES-FICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, ACT
                                    OF 2000


CERTIFICATION

I, Todd A. Spence certify that:

1. I have reviewed this quarterly report on Form 10-QSB for MDI Technologies,
   Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"): and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board if directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and


   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                              /S/ Todd A. Spence
                                                     ------------------
                                                     Chief Executive Officer

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Thomas K. Andrew certify that:

1. I have reviewed this quarterly report on Form 10-QSB for MDI Technologies,
   Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"): and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board if directors (or persons performing the equivalent function):

   c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

   d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                              /S/ Thomas K. Andrew
                                                     --------------------
                                                     Chief Financial Officer