Form 10KSB
period 2002-12-31
MDI TECHNOLOGIES INC
filed 2003-03-17
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


    (x)   Annual report pursuant to Section 13 or 15(d) of the Securities
                                    Exchange Act 0f 1934
                   For the fiscal year ended December 31, 2002

                                       Or

                                      ( )
    Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934



                        Commission File Number: 333-76427
                             MDI Technologies, Inc.
                             ----------------------
              Exact Name of Registrant as Specified In Its Charter


        Delaware                                              84-1165714
        ------------                                          -----------
(State or other jurisdiction of                        IRS Employer I.D. Number
Incorporation or organization)

940 West Port Plaza #100, St.Louis, MO 63146
(Address of Principal Executive Office)
Registrant's telephone number   314-439-6400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    NO
                                    ---  ---   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: (x)

State issuer's revenues for its most recent fiscal year: $6,929,572

Shares of common stock, $.001 par value, outstanding as of March 17, 2003:
11,450,888
Aggregate market value of voting stock held by non-affiliates of the registrant on March 17, 2003: $5,736,558.

Documents incorporated by reference:  none
Transitional Small Business Disclosure Format (check one):  Yes      No (x)
                                                                 ---    ---

                              MDI Technologies, Inc
                                   Form 10-KSB
                           Forward-Looking Statements

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking" statements made pursuant to the safe harbor provisions of section 27A of the Securities Act of 1933 (The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may', "will", "expect", " believes", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

In January 2000 MDI introduced MDIConnect utilizing Citrix MetaFrame technology to allow clients to access On-Line Advantage via the Internet. This technology allows the Company to host its software applications from a central location and deliver on-line support to its clients. By December 2002 the Company hosted 1,360 seats via MDIConnect, an increase from the 580 seats at December 2001.

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

In information intensive industries, such as health care, the MDI product line,"On-Line Advantage", ensures a smooth transfer of data into the various clinical, accounting, admissions and marketing modules from a single data entry format. Also in today's Long-Term Care environment maintaining the optimum resident mix can be critical. MDI's On-Line Advantage software assists in making financially sound decisions earlier in the admissions process than ever before. In conjunction with MDI's Marketing/Quick Admit product, a skilled care facility can determine expected costs of providing care to long-term residents and compare them with projected reimbursement for the first 14 days of care.

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

Quick Admit / Marketing    Streamlines admission process and information
                           collection tool to obtain resident information and profiles.

Accounts Receivable        Handles the full range of Long-Term Care billing
                           transactions and operations, which include Private, Medicare, Medicaid, Managed Care and Veterans
                           Administration. It is completely integrated with the Medical Records and Quick Admit /Marketing software.
                           This also allows electronic filing of Medicare and Medicaid claims. Resident trust accounting, retroactive billing and advance billing are standard.

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

General Ledger             Interfaces with all other modules to provide
                           up-to-the-minute account balances. Provides
                           "snapshot" capabilities for real time balances.
                           Offers multi-company consolidation and reporting,
                           Excel exporting consolidation and reporting, Excel exporting feature, bank reconciliation, budget construction capabilities and fixed asset programs are also standard.

Touch Time                 Comprehensive time keeping system using touch screen
                           monitor, Single entry of data from new rehire through downloading to payroll system.

                           Has user defined time clock parameters, employee message capabilities and detail access to records.

Schedule Pro               A comprehensive staff-scheduling program designed for
                           the Long- Term care environment allowing the creation of rolling work schedules and the tracking of days off, overtime and staffing ratios.

Assisted Living            A complete clinical and billing package designed
                           specifically for the Assisted living environment whether freestanding or in a campus setting. It is designed to accommodate regulatory requirements that may be mandated in the future.

Purchase Point             Program to capture resident charges for supplies and
                           services to ensure proper billing and to control and track inventory using bar code technology for tracking supply costs.

The Company feels that software delivered over the Internet through an Application Service Provider (ASP), is the wave of the future. With MDIConnect we feel this will be the way to manage data. With it, Long-Term Care facilities can access MDI's On-Line Advantage software over the Internet to manage all accounting, clinical, admissions, and marketing functions. Under this method the software can be purchased or pay a monthly subscription fee. The customer receives the technology without an investment in expensive networked hardware or software along with complete and secure data access from any location with Internet access. All data is safely stored off-site with daily, routine back-ups, with upgrades and enhancements delivered invisibly.

MARKET

The health care information system market, non-hospital portion, is projected to be $8 billion in the next decade. The two major segments of the market are the freestanding skilled nursing centers (over 16,000 facilities), and freestanding assisted living facilities (over 3,500 facilities). Currently the company serves over 1,000 facilities.

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

To market its product, On-Line Advantage, the Company employs 6 direct regional representatives and is augmented by various marketing programs such as 'demo' diskette mailings, focused penetration of the market on a state-by-state basis through the use of geographic-based promotions, advertising in national industry publications and sponsorship and attendance of local, state, and national industry conventions. In addition the Company has "Reseller" agreements with accounting/consulting firms by which these firms resell or recommend the Company's clinical and accounting products. The Reseller arrangements accounted for approximately 10% of 2002 revenues and 16% of 2001 revenues.

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

INTELLECTUAL PROPERTY

The Company holds copyrights on various clinical path educational volumes filed with the U.S. Copyright Office on January 31, 1994, March 7, 1994, June 17, 1994, and July 22, 1994, it also holds registered copyrights on 26 audio cassette courses. Health Design Consultants became a service mark of the company on August 12, 1999. MDI Technologies became a service mark of the company on August 13,2002. The companies hold no patents, nor are any patents pending.

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

PRODUCT DEVELOPMENT EXPENDITURES

The engineering department of the company does continuous enhancements of existing products and development of new products to meet client needs. This department's expense totaled $548,843 in 2002 and $502,676 in 2001.

CONCENTRATION OF SALES

No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the years ended December 31, 2002 and 2001.

EMPLOYEES

As of December 31,2002 the Company had 39 full-time employees. That number includes 24 technical support/engineering employees, 6 sales persons, 2 marketing/sales support employees, and 7 administrative employees. No employee is represented by a labor union and the company believes its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains leased facilities in the location listed below:

Annual
Function                   Location                    Sq. Feet    Lease Term        Cost
---------                  --------                    --------    ----------        -----
Corporate Headquarters     940 West Port Plaza #100    12,000      January 31,2006   $259,000
                           St.Louis, MO 63146


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29,1999 the company completed a public offering of its common stock in Canada on the Vancouver Stock Exchange ("VSE"), under the symbol "PAY.U". The symbol now is "MDD.U" to reflect the company's name change. The price to the public in the initial public offering was $1.00 per share.

The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Toronto Venture Exchange for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:

                                  High Bid      Low Bid
 2002
  Fourth Quarter                    $0.43         $0.22
  Third Quarter                     $0.37         $0.25
  Second Quarter                    $0.40         $0.27
  First Quarter                     $0.35         $0.21

2001
  Fourth Quarter                    $0.40         $0.15
  Third Quarter                     $0.30         $0.20
  Second Quarter                    $0.55         $0.14
  First Quarter                     $0.95         $0.20

There are approximately 65 holders of record of Common Stock of the Company as of March 17,2003. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based on information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 350.

There has not been and it is not expected to be any dividends declared on the Company's common stock.

The transfer agent for the Company's common stock is Pacific Corporate Trust Co., 625 Howe St., 6th Floor, Vancouver BC V6C 3B8.

SALES OF UNREGISTERED SECURITIES

During the period of the Company's incorporation through the date of this annual report, the company has issued the following shares, after giving effect to the December 4, 1998 stock split of 2,000 to 1:

  Date           No.Sh.Issued      Price Per Share    Total Consideration
  ----           ------------      ---------------    --------------------
Sept. 4, 1990    2,000,000 (1,3)      $0.0005               $1.00
Feb. 10, 1999    1,200,000 (2,3)      $0.50                 $600,000

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

3. The Company issued all outstanding shares at December 31, 1999 in exempt transactions under Section 4(a) of the Securities Act of 1933 and Rule 504 of Regulation D, as no public offering was involved. Other stock activity included the following:

                - Pursuant to Rule 701 of the Securities Act of 1933, Panoramic has granted 465,000 options to purchase shares of common stock to its employees and to its non-employee director under the terms of the Company's Stock Option plan.

                - Effective May 12, 1999 the Company issued convertible notes in the aggregate principal amount of $100,000. In consideration for making the loans, the Company granted to the holders a warrant to acquire one-quarter of a share of the Company common stock for each $1.00 loaned. Each warrant is exercisable at $1.00 per share during the first year of the warrant and $1.15 per share during the second year. These securities were issued under Registration S.

                - Pursuant to Rule 504 of Regulation D, the Company issued 100,000 shares to M1 Software pursuant to the terms of a Letter of Engagement entered into between the Company and M1 on December 7, 1998, which was later amended by resolution of the board of directors. As part of the compensation to be paid M1 for its services under this agreement, the Company agreed to grant M1 60 shares of common stock for each hour of services provided.

                - In December 1999 pursuant to Section 4(2) of the Securities Act of 1933, the Company commenced a private placement of up to 625,000 of special warrants at $0.56 to officers and friends of the company. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company in December 1999. The company closed on 437,500 special warrant of the private placement in February 2000. The special warrant allows the warrant holder to have issued, at no additional cost, one share of common stock for each special warrant purchased.

                - In February 2000 the Company commenced raising up to $1,200,000 by a brokered placement of up to a 1,000,000 special warrants at a price of $1.20 per special warrant. Each special warrant will be convertible, for no additional consideration, into a unit comprised of one common share of the company and one-half of a share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase one additional share for a period of two years at $1.38. The Company closed on 1,000,000 special warrants in April 2000.

                - In December 2000 the Company commenced a private placement of up to 637,500 special warrants of the Company at varying prices of up to $2.00 to officers and friends of the Company. As of December 2000 the Company had received $521,041 towards the offering.

                - In March 2001 and May 2001 1,625,000 warrants were exchanged for 1,625,000 shares of common stock for no additional consideration as per the terms of the warrant issuing terms.

                - In September 2001, 1,458,333 shares of common stock were sold to officers and friends of the company at $0.24 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read together with The Company's financial statements and accompanying notes included elsewhere, and the Company's 10-KSB filings and is available from the Company at no charge.

INTRODUCTION

On August 25, 2000, the Company completed the acquisition of Management-Data, Inc. (MDI) in exchanging 3,500,000 shares of its common stock for all the outstanding common stock of MDI. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests under APB Opinion No. 16, Business Combinations. In September 2000, the Colorado offices were closed. The corporate office has been relocated in St.Louis, Mo. The Company began utilizing a common name and is now doing business as MDI Technologies, Inc. to build brand awareness of its products.

The Company's software, On-Line Advantage, is designed for the increasingly complicated and regulated reporting needs of the long-term care providers. The suite of products includes modules that provide all aspects of financial reporting, including general ledger, accounts receivable, accounts payable, and payroll/human resources and inventory control. Clinical products, which incorporate the proprietary knowledge base of the Company's Integrity software product, uses patient symptoms and diagnoses to develop a detailed treatment plan along with a forecasted cost of care.

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

The Company will continue to expand its market share of long-term care facilities by building its infrastructure and transitioning to an Application service provider (ASP) model for delivering software. The Company is focusing on expanding its position as an ASP to deliver its software over the Internet. With this new delivery system, the Company has contracted with over 80 facilities using this service. MDI has successfully operated with a limited recurring revenue model for the past 20 years through Support Service contracts. By increasing recurring revenues via a subscription ASP model, management believes that it is better positioned to increase long-term profitability.

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

        FISCAL YEAR ENDED DECEMBER 31,2002 COMPARED TO FISCAL YEAR ENDED
                               DECEMBER 31, 2001

REVENUES

Revenues increased to $6,930,000 in 2002 from $5,188,000 in 2001,a $1,742,000 increase or 34%. This increase reflects the change in focus to ASP recurring lease revenues versus sale of software. The traditional "shrink wrap" sales increased to $2,405,000 in 2002 from $2,060,000 in 2001, an increase of $345,000 or 17%. The recurring revenues increased to $4,196,000 in 2002 from $2,866,000 in 2001, an increase of $1,330,000 or 47%. Training revenues increased $67,000.The year 2002 saw a customer increase of 130 for a total of 1030 customers. The increase included 47 subscription customers rather than the traditional shrink-wrap customer. At the end of the year the Company had 136 total ASP Customers.



OPERATIONS AND TECHNICAL SUPPORT EXPENSE

The Operations and Technical Support expenses increased to $1,710,000 in 2002 from $1,452,000 in 2001,a $258,000 increase or 18%. Payroll related costs increased $162,000 due to increased staffing and bonus',increased customer training costs of $51,000, increased Telco and co-location costs in supporting the ASP operations of $90,000 and a decrease of $45,000 in depreciation office and service costs.

SALES AND MARKETING EXPENSE

The Sales and Marketing expenses decreased to $1,465,000 in 2002 from $1,617,000 in 2001, a $152,000 decrease or 10%. Re-seller fees to outside sales entities decreased $68,000. Payroll related costs increased $65,000 due to increased commissions earned. Other general departmental costs such as telephone, travel, courier and postage, etc. decreased $43,000. The Company exhibited at 20 state long-term care conventions, down from 26 in 2001. This resulted in cost decrease of $106,000. Expenditures were also made to promote the Company's ASP services in particular and other products in general in the four major long-term care publications with ads running at selected times during the year.

ENGINEERING EXPENSE

The Engineering expenses increased to $549,000 in 2002 from $503,000 in 2001,a $46,000 increase or 9% due to a staffing increase of 1 that resulted in product enhancement and development plus payroll related increases.

GENERAL AND ADMINISTRATIVE

There was an overall increase in this expense category to $1,739,000 in 2002 from $1,424,000 in 2001, an increase of $315,000 or 23%. Payroll related costs increased $309,000 as a result of increases and bonus', less decreases in legal, accounting costs, travel and equipment rent costs of $24,000, and an increase in consulting and investor relations of $30,000.

OPERATING INCOME

The operating income increased to $1,466,000 in 2002 from $193,000 in 2001, an increase of $1,273,000. This was the result of increased revenues of $1,742,000 due to increased market penetration and product acceptance. The expense increase of $469,000 is attributable to payroll and payroll related costs in pay increases, bonuses and staff additions amounting to $582,000, decreased advertising and marketing costs of $106,000, decreased re-seller fee of $68,000,decreased legal and accounting fees of $24,000, increased investor relation consulting cost increased $30,000, client training and ASP support costs increased $141,000 and depreciation and other general expenses decreased $88,000. Management believes that these levels of operating expenditures will be maintained during 2003 and will continue to expand the company's product in an ASP environment into an emerging market.

OTHER INCOME (EXPENSE)

The other items in this category include a decrease of $12,000 in interest expense due to the repayment of the company's bank and equipment lease debt. In 2001 there was a one time non-operating legal charge of $8,000 that had no comparable event in 2002.

INCOME TAXES

The Company has approximately $3,318,000 of net operating loss carry-forwards with expirations through the year 2021 and thus did not provide an income tax provision in 2002 or 2001. The Company, in 2002 and 2001, recognized an 89% and a 100% valuation allowance, respectively, on its net deferred tax asset, due to the degrees of uncertainty as to whether that asset would be realized.

 LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

CAPITAL AND DEBT FINANCING

The Company's line of credit, which provided for borrowings up to $500,000, expired in April 2002. This loan was negotiated into a term loan, in the amount of $448,000, with a due date of April 2003 and calling for monthly payments of principal of $9,000 plus interest at the rate of 4.75% per year with the balance due at maturity. In November 2002 the Company obtained a $1,000,000 revolving line of credit with another bank. The Company in turn repaid the bank term loan, repaid the existing capital lease loans then with existing cash flows repaid the new revolving line of credit thus leaving the Company free of bank and lease-debt at December 31, 2002.

In the third quarter of 2001, officers of the Company and other individuals purchased 1,458,333 shares of common stock at $0.24 per share, less legal fees for this transaction and for a portion of the December 2000 warrant offering of $23,896.

During the twelve months ended December 31, 2002 the Company repurchased 415,500 shares of its common stock for approximately $132,000. There were an additional 44,500 shares in process of being purchased and cancelled for $17,000, but the transaction was not completed until January 2003. This activity is in connection with the January 2002 filing of a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the Toronto venture exchange to undertake a normal course issuer bid to purchase up to 585,000 shares (5%) of its then 11,701,368 issued and outstanding common shares. Purchases will be made on the open market through facilities of the Toronto Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to the treasury. The bid commenced on January 21,2002 and will terminate on January 20,2003, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of January 20, 2003, the end of the bid, 507,000 have been purchased for $180,000.

Also during 2002, 335,000 shares were issued from a previous year's private placement, 201,000 shares were issued for exercised warrants previously paid for and 110,000 shares issued for the cost of a previous private placement.

CASH FLOW

Operating Activities - Net cash provided by operating activities increased by $1,466,000 from 2001 to 2002. The Net Income for the year 2002 increased by $1,292,000 over 2001. Depreciation and amortization items decreased by $23,000 from 2001 to 2002 and the changes in current assets, current liabilities, other liabilities and prepaid expenses amounted to $197,000 due to increased accounts receivable from higher sales volume and decreases in accounts payable.

Investing Activities - Net cash used in Investing Activities increased by $120,000 from 2001 to 2002. The purchases of equipment increased by this amount.

Financing Activities - Net cash used in Financing Activities increased $1,000,000 from 2001 to 2002. Debt repayments amounted to $745,000. There was no issuance of stock warrants or common stock in 2002; in 2001 this amounted to $278,000. During 2002, Common Stock of the Company was repurchased in the amount of $132,000.

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

WE HAVE INCURRED RECENT LOSSES AND THE COMBINED COMPANY MAY EXPERIENCE INCREASED CAPITAL REQUIREMENTS.

        We have suffered losses from operations in the past, and our ability to achieve profitability in future reporting periods is uncertain. The consolidation of the company's as well as the combined focus on a new market, the application service provider market, may produce future losses. It is anticipated that, with the increased expenditures required to build the Company's corporate infrastructure, the Company will have higher expenses than gross profits generated by its operations. In addition, MDI Technologies is still in an early stage of product development. As a result, the business prospects, rate of growth and results of operations of MDI Technologies are unpredictable.

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

WE RELY ON KEY PERSONNEL.

        The Company's future success depends in significant part on the continued service of certain technical and management personnel and the ability to attract and retain highly qualified technical and managerial personnel. Key employees of the Company include Todd Spence (President and Chief Executive Officer), Business Development), Di Anne Kerrigan (Executive Vice President, Sales and Marketing) and Tom Kerrigan (Director, National Accounts). The Company has entered into employment agreements with these three key personnel.

        The employment agreements with Todd Spence, Di Anne Kerrigan and Tom Kerrigan became effective August 23, 2000 and provide for an annual salary of $250,000, $175,000 and $100,000, respectively. All three of these employment agreements include non-competition provisions that extend for three years following the employee's termination and non-disclosure provisions that extend indefinitely following the employee's termination.

        Competition for personnel is intense, and there can be no assurance that MDI Technologies can retain its key technical and managerial personnel or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on Panoramic's business, financial condition and results of operations.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED.

        The patent, trademark, copyright and trade secret positions of medical software companies, including those of the Company, are uncertain and involve complex legal and factual issues. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if challenged or that others will not claim rights in our ownership of the patents and other proprietary rights held by the Company. In addition, there can be no assurance those competitors, many of which have substantial resources, will not obtain patents that will interfere with the Company's ability to make or sell its products.

Failure of our information technology infrastructure could materially harm results of operations.

        The Company's success depends in part on the capacity, reliability and security of its information technology hardware and software infrastructure. Any failure relating to our information technology infrastructure could significantly and adversely impact the results of our operations. The Company must continue to expand and adapt its system infrastructure to keep pace with any growth. Demands on infrastructure that exceeds the Company's current forecasts could result in technical difficulties. MDI Technologies may not successfully and in a timely manner upgrade and maintain its information technology infrastructure and a failure to do so could materially harm the Company's business, results of operations and financial condition.

WE MUST DEVELOP AND SELL NEW PRODUCTS IN ORDER TO KEEP UP WITH TECHNOLOGICAL CHANGES.

        The medical software industry is characterized by rapid and significant technological change. Many software applications have a life cycle of less than twelve months. The Company's future success will depend in large part on the Company's ability to continue to respond to such changes. There can be no assurance that MDI Technologies will be able to respond to such changes or that new or improved competing products will not render the Company's software uncompetitive. Product research and development will require substantial expenditures and will be subject to inherent risks. There can be no assurance that the Company will develop or improve products that will be successful and effective in meeting the needs of the post-acute segment of the managed care market.

        We may experience difficulties in commercializing new product lines. The Company intends to continue to develop new product lines to address its customers' diverse needs and the several market segments in which it participates. As the Company targets new product lines and markets, we anticipate increases in our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets. The Company may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure. The Company's operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

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

WE MUST EXPEND SUBSTANTIAL RESOURCES ON RESEARCH AND DEVELOPMENT.

        To remain competitive, we believe we must maintain a substantial investment in research and development, marketing and customer service and support. There can be no assurance that we will compete successfully in this market in the future. In addition, we may not have sufficient resources to continue to make such investments or make the technological advances necessary to maintain a competitive position so that our products receive market acceptance. Technological changes or development efforts by MDI's competitors may render our products or technologies obsolete or uncompetitive.

THERE IS AN UNDEVELOPED PUBLIC MARKET FOR OUR COMMON STOCK.

        The Company's common stock has traded on the Toronto Venture Exchange formerly known as the Canadian Venture Exchange since June 1999. There is no public market for MDI's common stock in the United States. There can be no assurance that an active trading market will develop in the United States or that the market price of the shares on the Toronto Venture Exchange will not decline below the current price.

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

THE UNITED STATES PENNY STOCK RULES MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Because shares of the Company common stock are not quoted on a national securities exchange in the United States, the shares are subject to rules adopted by the U.S. Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require that, prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions in shares of MDI's common stock because of these added disclosure requirements, which would make it more difficult for a purchaser in this offering to sell their shares.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No.13 and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company adopted SFA No. 145 in 2002. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

In July 2002, SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" was issued. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. Management believes the adoption of SFAS No. 146 will not materially impact the Company's consolidated financial position, results of operations or cash flow.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 in 2002. Management has disclosed the required disclosure set forth in the pronouncement in the 2002 financial statements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                      1

        Consolidated Balance Sheet                                      2

        Consolidated Statement of Stockholders' Equity (Deficit)        3

        Consolidated Statement of Operations                            4


        Consolidated Statement of Cash Flows                            5

        Notes To Consolidated Financial Statements                    6 - 18

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

NAME                              AGE      POSITIONS
----                              ---      ---------

Todd A Spence                     46       Chairman of the Board, Chief Executive
                                           Officer and President

DiAnne Kerrigan                   47       Director and Vice President of Sales, and Secretary

Donald C Muir                     47       Director

Byron Flateland                   52       Director

Donna Boschert                    41       Vice President of Operations, Ass't Secretary

Thomas K. Andrew                  60       Chief Financial Officer, Treasurer

BIOGRAPHICAL INFORMATION

Todd A Spence - Mr. Spence has been a Director, Chairman of the Board, Chief Executive Officer and President since August 2000. He was founder and Chief Executive Officer of Management-Data, Inc. Management-Data, Inc. was founded in 1982 to serve the long-term care industry with clinical and accounting software and support services tailored to skilled nursing facilities. Mr. Spence was President and Board Chairman of Management-Data, Inc. since 1982. Mr. Spence holds a Bachelor of Science degree in Computer Science, Systems Development from Washington University, St.Louis, MO.

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

Donald C Muir - Mr. Muir has been a Director and Vice President since February 2000. Mr. Muir has had diverse experience in the healthcare industry. From 1996 to 1997 Mr.Muir was President and CEO of Renaissance Healthcare Options LLC a for profit healthcare management service subsidiary of Staten Island University Hospital. From 1998 to February 2000 Mr. Muir was an executive officer with Ocean View Management & Revival Home Care, Inc., and Revival Home Care, Inc., both healthcare provider subsidiaries of Staten Island University, and Ohio Renaissance Healthcare Options a Managed Care Organization in Ohio. Mr. Muir holds a Bachelor of Science degree in Public Health from Westchester University, Westchester, Pa., and a Masters in Business Administration from the University of Florida.

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

Donna Boschert - Ms. Boschert joined the Company in 1994 as Director of Operations and Support Services. Previously she was an accounting/billing consultant to long-term care facilities in the St.Louis area. Ms. Boschert holds a Bachelor of Science degree in Business Administration and an MBA from Lindenwood College in St.Louis, MO.

Thomas K. Andrew - Mr. Andrew joined the Company in August 2000. Prior to joining the Company he served as Vice President-Finance for Delmar Gardens Enterprises, a multi facility long-term care provider, headquartered in St.Louis, Mo. since 1980. Mr. Andrew holds a Bachelor of Science degree in Business Administration from the University of Missouri.

OTHER ASSOCIATIONS

During the past five years, former principals of the Company had served as principals of the following reporting issuers during the periods and in the capacities noted below:

PRINCIPAL          REPORTING ISSUER                       CAPACITY             PERIOD
--------           ---------------                        ---------            ------

None



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 2002.

                            Annual Compensation                             Awards
                     -----------------------------------             --------------------------------
       (a)                    (b)            (c)        (d)            (e)           (f)              (g)       )
                                                                     Other         Restricted       Securities
Name and Principal                                                   Annual          Stock          Underlying
Position                     Year           Salary      Bonus        Comp (a)        Awards       Options/SAR's(#)
--------                     ----           -------     ------       ---------       -------      ----------------

Todd A Spence
  President, CEO             2002         $287,650     $ 185,000    $12,840           0                 0
                             2001         $257,613     $    0       $10,500           0               150,000 (b)
                   (1)       2000         $215,004     $ 521,845    $10,750           0                 0

DiAnne Kerrigan              2002         $192,213     $  98,804    $11,655           0                 0
  Vice President-Sales       2001         $175,632     $     0      $10,500           0                62,500 (b)
                   (1)       2000         $141,504     $  66,769    $ 9,090           0                 0

Thomas K. Andrew             2002         $105,000     $  19,259    $ 6,432           0                 0
  Treasurer, CFO             2001         $100,000     $     0      $ 5,500           0                50,000 (b)
                             2000         $ 41,667     $     0          0             0                50,000 (c)

Donna Boschert               2002         $ 91,332     $  25,874    $ 5,914           0                 7,088 (d)
  Vice President-Operations  2001         $ 84,960     $     0      $ 5,098           0                 0
                             2000         $ 92,245     $     0      $ 5,067           0                 7,793 (b)


(1) Mr. Spence's and Mr. & Mrs. Kerrigan's compensation is for both pre and post pooling periods. Mr. Spence was appointed President and Chief Executive Officer in August 2000.

(a) MDI matching contributions to 401(k) plan.
(b) Options with exercise price of $0.21 per share
(c) Options with exercise price of $1.75 per share
(d) Options with exercise price of $0.22 per share

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

In the fiscal year ended December 31, 2002, stock options were granted to the named executive officers as follows:

                       NUMBER OF              % OF TOTAL OPTIONS
                      SHARES UNDERLYING       GRANTED TO EMPLOYEES     EXERCISE     EXPIRIRATION


 NAME               OPTIONS GRANTED         IN FISCAL YEAR           PRICE        DATE
------              ---------------         --------------           -------      -----

 NONE


    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

                    SHARES                   NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                    ACQUIRED ON    VALUE     UNEXERCISED OPTIONS/SAR'S AT     IN-THE-MONEY OPTIONS AT FYE
NAME                EXERCISE       REALIZED  FYE EXERCISABLE/UNEXCERISABLE      EXERCISABLE/UNEXERCISABLE
------             -------------   --------  ------------------------------     ----------------------------
Todd Spence             0              0            100,000/ 50,000                $16,000/$8,000
Pres,CEO

Di Anne Kerrigan        0              0             41,668/ 20,832                $ 6,666/$3,334
VP, Sec'y

Thomas Andrew           0              0             83,350/ 16,650                $ 5,336/$2,664
Treasurer, CFO

Donna Boschert          0              0             10,156 / 4,725                $ 1,602/$  709
VP-Operations

(1) The year-end value represents the difference between the option exercise prices (ranging from $0.21 to $1.75 per share) and the $0.37 market value of the Company's common stock on December 31,2002 multiplied by the number of shares under option. Market value represents the closing price reported by the Toronto Venture Exchange on December 31,2002. This is a negative number in some instances at December 31, 2002.

Compensation of Directors - The directors of the Company are not currently compensated for serving as directors.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

Todd Spence, DiAnne Kerrigan, Thomas Kerrigan - On August 23, 2000 the Company and Mr. Spence, Mrs. Kerrigan and Mr. Kerrigan entered into employment agreements until terminated for Cause, as defined in the agreement, or for any reason other than Cause at any time. If the Company terminates the employee without cause, the Employee shall be entitled to receive from the Company his/her base salary for a period of 24 months, on the same terms as if their employment had not been terminated, but Employee shall not be entitled to receive any other payments, rights or benefits from the Company. During the term of the Employee's employment, the Company shall pay Employee an annual salary as follows, Todd Spence -$250,000, DiAnne Kerrigan - $175,000, Thomas Kerrigan - $100,000. Such salaries may be increased from time to time and employee shall the opportunity to earn a bonus of up to 50% of his/her annual salary each calendar year upon achieving milestones, completion of tasks and satisfying financial performance criteria established by the Board of Directors in writing, delivered to Employee within the first month of each calendar year. In January 2003, Mr. Spence's agreement was amended that in the event this agreement terminates because of his death, his spouse or estate is entitled to 5 equal annual payments of $100,000.

Mr. Donald Muir- On March 31, 2000 Mr. Muir entered into an employment with the Company for a term of June 2,2000 through May 31,2002 at a base annual salary of $133,500. Employee shall have opportunity to earn a bonus of up to 50% of his annual salary each calendar upon achieving milestones, completion of tasks and satisfying financial performance criteria as established by the Board f Directors in writing, delivered to Employee within the first month of each calendar year. The termination details are the same as the Spence, Kerrigan provisions. Mr. Muir terminated employment at May 31, 2002.

Each of the four above agreements include non-competition provisions that extend for three years following the employees termination and non-disclosure provisions that extend indefinitely following employees termination.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 17, 2003 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock, underlying options and warrants which are exercisable within 60 days from the above date.

                                                     AMOUNT AND NATURE OF             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP               CLASS

Todd A Spence, CEO, President, Director                  2,712,333 (1)                   20.7%
940 West Port Plaza, #100, St.Louis, MO 63146

Di Anne Kerrigan, Vice President-Sales, Director         1,194,166 (2)                    9.1%
940 West Port Plaza, #100, St.Louis, MO 63146

Thomas Kerrigan, National Accounts Sales Director          480,000 (3)                    3.7%
940 West Port Plaza, #100, St.Louis, MO 63146

Byron Flateland, Director and Former Chief               1,302,373 (4)                   10.0%
 Technical Officer
11350 W 72nd Place, Arvada, CO 80005

Jill Flateland, Former Director, Former COO and            745,000 (5)                    5.7%
  Executive Vice President
11350 W 72nd Place, Arvada, CO 80005


All Directors and Executive Officers as a group           6,554,878                      49.9%

(1) Includes 150,000 options exercisable presently or within 60 days.

(2) Includes 62,500 options exercisable presently or within 60 days.

(3) Includes 37,500 options exercisable presently or within 60 days.

(4) Includes 128,353 options and 85,520 warrants exercisable presently or within 60 days. Also includes one half of 150,000 shares owned jointly with Jill Flateland.

(5) Includes one half of 150,000 shares owned jointly with Byron Flateland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2002, the Company entered into a one (1) year agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make the Company's name and business better known to shareholders, investors and industry professionals. Tangent receives a monthly fee of CDN$5,000 plus pre-approved expenses incurred by Tangent. Tangent principals also received a total of 100,000 options to purchase MDI shares at US$0.30 per share. The options expire in April 2007 and vest quarterly at 25% every three months commencing April 2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS   None
(b) REPORTS    None

ITEM 14. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(C)) and 15d-14(C) under the Securities exchange Act of 1934 (the Exchange Act) as of a date within 90 days prior to the filing of this annual report (the Evaluation
Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MDI Technologies, Inc.

Date: March 17, 2003                     By: /s/ Todd A Spence
                                             -----------------
                                             Todd A Spence
                                             President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

SIGNATURES                              TITLE                                  DATE

/s/ DiAnne Kerrigan                  Vice President - Sales and Director       March 17, 2003
-------------------
Di Anne Kerrigan

/s/ Donald Muir                      Director                                  March 17, 2003
-----------
Donald Muir

/s/ Byron Flateland                  Director                                  March 17, 2003
-------------------
Byron Flateland

/s/ Thomas Kerrigan                  Director                                  March 17, 2003
--------------------
Thomas Kerrigan

/s/Thomas K. Andrew                  Chief Financial Officer                   March 17, 2003
------------------
Thomas K. Andrew

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SABRANES-OXLEY AXCT OF 2002


CERTIFICATION

I, Todd A. Spence certify that:

1.  I have reviewed this annual report on Form 10-KSB of MDI Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board if directors (or persons performing the equivalent function);

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
                                                 /S/ Todd A. Spence
                                                 Chief Executive Officer

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SABRANES-OXLEY AXCT OF 2002


CERTIFICATION

I, Thomas K. Andrew certify that:

1.  I have reviewed this annual report on Form 10-KSB of MDI Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

    f. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board if directors (or persons performing the equivalent function);

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
                                                 /S/ Thomas K. Andrew
                                                 Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-KSB of MDI Technologies, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 17, 2003 (the "Annual Report"), I, Todd A. Spence, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15U.S.C 78m or 78o(d); and

    2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Todd A. Spence

Todd A. Spence
Chief Executive Officer
MDI Technologies, Inc.
March 17, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-KSB of MDI Technologies, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 17, 2003 (the "Annual Report"), I, Thomas K. Andrew, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    3. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15U.S.C 78m or 78o(d); and

    4. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Thomas K. Andrew

Thomas K. Andrew
Chief Financial Officer
MDI Technologies, Inc.
March 17, 2003

               =================================================



                             MDI TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



               =================================================

CONTENTS
================================================================================

                                                                            PAGE
INDEPENDENT AUDITORS' REPORT ........................................          1


FINANCIAL STATEMENTS

   Consolidated Balance Sheet .......................................          2

   Consolidated Statement Of Stockholders' Equity ...................          3

   Consolidated Statement Of Income .................................          4

   Consolidated Statement Of Cash Flows .............................          5

   Notes To Consolidated Financial Statements .......................     6 - 19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MDI Technologies, Inc.
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of MDI Technologies, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Technologies, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Rubin, Brown, Gornstein $ Co. LLP


St. Louis, Missouri
February 5, 2003

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                              2002                  2001
                                                                           ---------------------------------
CURRENT ASSETS
  Cash                                                                     $   454,848           $    71,403
  Accounts receivable - trade, net of allowance for uncollectible
    accounts of $60,000 in 2002 and $45,000 in 2001                            583,092               513,594
  Prepaid expenses                                                              40,878                50,564
------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                   1,078,818               635,561

PROPERTY AND EQUIPMENT, NET                                                    517,405               420,283

OTHER ASSETS                                                                    21,539                21,539
------------------------------------------------------------------------------------------------------------
                                                                           $ 1,617,762           $ 1,077,383
============================================================================================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and
    capital lease obligations                                              $    11,357           $    75,333
  Note payable                                                                      --               494,000
  Accounts payable and accrued expenses                                        648,714               733,362
------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                660,071             1,302,695
------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                      --               106,404
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $.001 par value, 50,000,000 shares authorized,
    11,931,868 and 11,701,368 shares issued and outstanding                     11,931                11,701
    at December 31, 2002 and 2001, respectively
  Additional paid-in capital                                                 4,611,007             4,743,258
  Retained earnings (deficit)                                               (3,665,247)           (5,086,675)
------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     957,691              (331,716)
------------------------------------------------------------------------------------------------------------

                                                                           $ 1,617,762           $ 1,077,383
============================================================================================================




--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 2

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            COMMON STOCK             ADDITIONAL         RETAINED             TOTAL
                                                     ---------------------------        PAID-IN         EARNINGS     STOCKHOLDERS'
                                                         SHARES          AMOUNT         CAPITAL         (DEFICIT) EQUITY (DEFICIT)
                                                     -----------------------------------------------------------------------------
BALANCE - JANUARY 1, 2001                             8,618,035     $     8,618     $ 4,368,237      $(5,215,506)    $  (838,651)

EXERCISE OF STOCK WARRANTS                            1,625,000           1,625          (1,625)              --              --

ISSUANCE OF STOCK WARRANTS                                   --              --          52,000               --          52,000

ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT         1,458,333           1,458         324,646               --         326,104

NET INCOME                                                   --              --              --          128,831         128,831
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                          11,701,368          11,701       4,743,258       (5,086,675)       (331,716)

EXERCISE OF STOCK WARRANTS                              201,000             201            (201)              --              --

PURCHASE AND RETIREMENT OF TREASURY STOCK              (415,500)           (416)       (131,605)             --         (132,021)

PRIVATE PLACEMENT OFFERING COSTS                        110,000             110            (110)              --              --

ADDITIONAL SHARES ISSUED ARISING FROM
2001 WARRANT SALE                                       335,000             335            (335)              --              --

NET INCOME                                                   --              --              --        1,421,428       1,421,428
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                          11,931,868     $    11,931     $ 4,611,007      $(3,665,247)    $   957,691
================================================================================================================================



--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 3

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME

                                                                    FOR THE YEARS
                                                                  ENDED DECEMBER 31,
                                                            ------------------------------
                                                                 2002              2001
                                                            ------------------------------
REVENUES                                                    $  6,929,572      $  5,188,366
------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Operations and technical support                             1,710,471         1,451,649
  Sales and marketing                                          1,465,119         1,616,772
  Engineering                                                    548,843           502,676
  General and administrative                                   1,739,302         1,424,131
------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                               5,463,735         4,995,228
------------------------------------------------------------------------------------------

OPERATING INCOME                                               1,465,837           193,138
------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                               (46,097)          (58,124)
  Investment income                                                2,225             1,631
  Miscellaneous                                                     (537)           (7,814)
------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME (EXPENSE)                             (44,409)          (64,307)
------------------------------------------------------------------------------------------

NET INCOME                                                  $  1,421,428      $    128,831
==========================================================================================

EARNINGS PER SHARE - BASIC                                  $       0.12      $       0.01
==========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC         11,933,422        10,123,025
==========================================================================================

EARNINGS PER SHARE - DILUTED                                $       0.12      $       0.01
==========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED       12,098,940        12,315,692
==========================================================================================







--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 4

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   FOR THE YEARS
                                                                                 ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                              2002               2001
                                                                           ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $ 1,421,428        $   128,831
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                            139,534            162,764
      Change in assets and liabilities:
        Increase in accounts receivable                                        (69,498)          (320,115)
        (Increase) decrease in prepaid expenses and other assets                 9,686            (26,689)
        Increase (decrease) in accounts payable and accrued expenses           (84,648)             5,663
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          1,416,502            (49,546)
---------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property and equipment                                         (197,869)           (78,087)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                  42,210             35,970
  Payments on long-term debt and capital leases                               (251,377)          (144,395)
  Proceeds from issuance of common stock                                            --            226,104
  Proceeds from issuance of stock warrants                                          --             52,000
  Net payments on note payable                                                (494,000)            (6,000)
  Purchase of treasury stock                                                  (132,021)                --
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (835,188)           163,679
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                           383,445             36,046

CASH - BEGINNING OF YEAR                                                        71,403             35,357
---------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                         $   454,848        $    71,403
=========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                            $    46,097        $    58,000
---------------------------------------------------------------------------------------------------------
  Noncash investing and financing activities (Note 13)
---------------------------------------------------------------------------------------------------------







--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 5

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of MDI Technologies, Inc., formerly Panoramic Care Systems, Inc., and its wholly owned subsidiary Management-Data, Inc. d/b/a MDI Technologies, Inc. (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation. During 2001, the parent company, Panoramic Care Systems, Inc., changed its name to MDI Technologies, Inc.

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

    Revenues are derived from the sale and licensing of computer software and from service revenue consisting of maintenance and support, training and consulting. License fee revenues are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenues from application software provider services and from software maintenance and support are recognized ratably over the contract period as the services are performed.

    CASH

    The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At December 31, 2002, the Company maintained approximately $356,000 in excess of the FDIC limit of $100,000.




--------------------------------------------------------------------------------
                                                                          Page 6

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    ACCOUNTS RECEIVABLE

    Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to trade accounts receivable.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over each asset's estimated useful life, generally ranging from 5 to 10 years.

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

    The Company had no unamortized software development costs at December 31, 2002 and 2001.

    INCOME TAXES

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

    ADVERTISING

    The Company expenses the costs of advertising as incurred. Advertising expense totaled $58,110 for 2002 and $96,190 for 2001.




--------------------------------------------------------------------------------
                                                                          Page 7

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Note 11). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock, and the amount an employee must pay to acquire the stock.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                         2002              2001
                                                     ----------------------------
Net income, as reported                              $ 1,421,428       $  128,831
Deduct: Total stock-based employee
  compensation determined under fair
  value based method for all awards, net of
  related tax effects                                    164,988          230,160
---------------------------------------------------------------------------------

Pro forma net income (loss)                          $ 1,256,440       $ (101,329)
=================================================================================

Earnings per share:
  Basic - as reported                                $      0.12       $     0.01
  Basic - pro forma                                         0.11            (0.01)

  Diluted - as reported                                     0.12             0.01
  Diluted - pro forma                                       0.11            (0.01)

    EARNINGS PER SHARE

    The Company complies with the disclosure provisions of SFAS No. 128, Earnings per Share, to compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year plus the assumed dilution of securities or other contract to issue common stock that could have been exercised or converted into common stock or could have resulted in the issuance of common stock that then shared in the earnings of the Company.




--------------------------------------------------------------------------------
                                                                          Page 8

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 2001, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other nonsubstantive technical corrections to existing pronouncements. The Company adopted this statement in 2002, which had no impact on the Company's financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. SFAS No. 146 is not expected to impact the Company's financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The Company adopted this statement in 2002, which had no impact on the Company's financial position or results of operations.

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








--------------------------------------------------------------------------------
                                                                          Page 9

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

3.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

    Changes in the Company's allowance for uncollectible accounts for 2002 and 2001, were as follows:

                 BALANCE AT          PROVISION        WRITE-OFFS            BALANCE
                  BEGINNING  FOR UNCOLLECTIBLE            NET OF             AT END
YEAR                OF YEAR           ACCOUNTS        RECOVERIES            OF YEAR
-----------------------------------------------------------------------------------
2002               $ 45,000           $ 30,030          $(15,030)          $ 60,000
2001                 45,000             29,604           (29,604)            45,000

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                           2002                2001
                                        ------------------------------
Automotive equipment                    $   39,725          $   39,725
Furniture and fixtures                      38,040              38,040
Equipment                                  865,769             629,113
Leasehold improvements                     159,589             159,589
----------------------------------------------------------------------
                                         1,103,123             866,467
Less: Accumulated depreciation             585,718             446,184
----------------------------------------------------------------------

                                        $  517,405          $  420,283
======================================================================

    Depreciation and amortization of property and equipment charged against income was $139,534 in 2002 and $162,764 in 2001.








--------------------------------------------------------------------------------
                                                                         Page 10

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


5.  LONG-TERM DEBT

    Long-term debt consists of:



                                                                                2002              2001
                                                                              ---------------------------
Note payable - collateralized by automotive equipment, due in monthly installments of $1,139 including interest at 1.9%, paid in
October 2002                                                                  $      --          $ 11,244

Note payable - secured by insurance policies,
due in monthly installments of $3,786 including
interest at 11%, due March 2003                                                  11,357             9,450

Capital lease obligations (see Note 13)                                              --           161,043
---------------------------------------------------------------------------------------------------------
                                                                                 11,357           181,737
Less: Current maturities                                                         11,357            75,333
---------------------------------------------------------------------------------------------------------
                                                                              $      --          $106,404
=========================================================================================================

6.  NOTE PAYABLE

    During 2002, the Company refinanced its $500,000 line of credit with a new line of credit. The new line of credit was used, in part, to pay off the then outstanding balance of the old line of credit. The new line-of-credit agreement provides for borrowings up to $1,000,000 and matures in November 2004. Interest is payable monthly at either the prime rate or the 30-day LIBOR rate plus 2.75% on all outstanding borrowings. The outstanding borrowings are collateralized by substantially all of the Company's assets and a personal guarantee from a stockholder of the Company. There are no outstanding borrowings under this agreement as of December 31, 2002. The balance on the Company's previous line of credit was $494,000 at December 31, 2001.






--------------------------------------------------------------------------------
                                                                         Page 11

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

7.  EARNINGS PER SHARE

    A reconciliation of the denominators of the basic and diluted per share computations is as follows:

                                                     2002                2001
                                                  ------------------------------

Weighted average number of common
  shares outstanding - basic                      11,933,422          10,123,025
--------------------------------------------------------------------------------

Effect of dilutive securities
Stock options                                        165,518             330,662
Warrants                                                  --           1,862,005
--------------------------------------------------------------------------------
Total effect of diluting securities                  165,518           2,192,667
--------------------------------------------------------------------------------

Weighted average number of common shares
outstanding - diluted                             12,098,940          12,315,692
================================================================================

8.  PROFIT SHARING AND 401(k) PLAN

    The Company has a profit sharing and 401(k) plan covering substantially all eligible employees. The plan provides for matching of employee contributions up to 2% of the participant's annual compensation. The Company, at the discretion of its Board of Directors, may elect to make a voluntary contribution in addition to the matching amount but not to exceed 4% of the participant's annual compensation. The Company contributed $104,273 and $102,447 to the plan in 2002 and 2001, respectively.

9.  INCOME TAXES

    Income tax expense consists of:

                                                           2002                 2001
                                                         -----------------------------

Federal and state income tax at
  statutory rates                                        $ 540,000           $  49,000
Utilization of net operating loss carryforwards           (540,000)            (49,000)
--------------------------------------------------------------------------------------

                                                         $      --           $      --
======================================================================================

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    The sources of temporary differences and their effect on deferred taxes are as




--------------------------------------------------------------------------------
                                                                         Page 12

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    follows:

                                                         2002                  2001
                                                      ---------------------------------

DEFERRED TAX ASSETS:
  Allowance for doubtful accounts                     $    23,000           $    17,100
  Net operating loss carry forwards                     1,261,000             1,606,000
  Conversion to cash method for tax purposes                   --                83,000
  Valuation allowance                                  (1,142,500)           (1,702,100)
---------------------------------------------------------------------------------------
DEFERRED TAX ASSETS                                       141,500                 4,000
---------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
  Conversion to cash method for tax purposes             (115,000)                   --
  Depreciation                                            (26,500)               (4,000)
---------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                                 (141,500)               (4,000)
---------------------------------------------------------------------------------------

NET DEFERRED TAX ASSET (LIABILITY)                    $        --           $        --
=======================================================================================

    The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                     FOR THE YEARS
                                                   ENDED DECEMBER 31,
                                                  -------------------
                                                  2002           2001
                                                  -------------------
Income taxes at statutory rates                    34%            34%
State income taxes, net of federal
  income taxes                                      4              4
Nondeductible expenses and other                    5             (3)
Change in the valuation allowance                 (43)           (35)
--------------------------------------------------------------------
Income tax expense                                 --%            --%
====================================================================

    The Company has net operating loss carryforwards of approximately $3,318,000 available through 2021. The Company's ability to utilize all or part of these loss carryforwards depends on future profitability and the current tax law.




--------------------------------------------------------------------------------
                                                                         Page 13

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

10. COMMITMENTS

    LEASES

    The Company leases office space under an operating lease with its term expiring in January 2006. The lease requires additional payments covering taxes, insurance and other common area costs. In addition, the Company rents various office equipment under operating leases expiring through 2007. Rent expense under all of these leases was $268,677 in 2002 and $266,038 in 2001.

    The scheduled future minimum lease payments as of December 31, 2002 are as follows:


YEAR                           AMOUNT
--------------------------------------

2003                         $ 291,517
2004                           278,023
2005                           277,294
2006                            32,480
2007                             8,700
--------------------------------------

                             $ 888,644
======================================


    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain officers that require annual salary levels with specified termination benefits should a termination occur. The agreements renew automatically every year until terminated. Annual compensation required by the employment agreements are $525,000.





--------------------------------------------------------------------------------
                                                                         Page 14

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

11. STOCK OPTIONS AND WARRANTS

    STOCK OPTION PLAN

    The Company has a stock option plan (the Plan) to provide directors, officers and other key employees options to purchase shares of the Company's stock. Under the terms of the Plan, the Plan committee may grant officers and employees, "non-qualified" options, as defined by the Internal Revenue Code and the Board may award non-qualified options to non-employee directors. The purchase price of the shares subject to an option will be the market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of the grant, the purchase price shall be at least 110% of the fair market value at the date of the grant and the exercise term shall be no longer than five years from the date of the grant. Option vesting is determined upon each issuance.

    The following summarizes information about the stock options outstanding:

                                                                                              WEIGHTED
                                                                              RANGE OF         AVERAGE
                                                     NUMBER OF                EXERCISE        EXERCISE
                                                       OPTIONS                   PRICE           PRICE
                                                    --------------------------------------------------
OPTIONS OUTSTANDING - JANUARY 1, 2001                  582,833           $ 1.00 - 4.47          $ 2.69

OPTIONS GRANTED                                        300,000                    0.21            0.21

OPTIONS CANCELLED                                      (50,000)                   4.47            4.47
------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING - DECEMBER 31, 2001                832,833             0.21 - 4.47            1.46

OPTIONS GRANTED                                        200,000             0.22 - 0.30            0.26

OPTIONS CANCELLED                                     (281,250)            1.00 - 4.47            3.21
------------------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING - DECEMBER 31, 2002                751,583           $ 0.21 - 4.25          $ 0.59
======================================================================================================








--------------------------------------------------------------------------------
                                                                         Page 15

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    The following summarizes information about the stock options outstanding at December 31, 2002:

                                      REMAINING
EXERCISE               NUMBER        CONTRACTUAL           OPTIONS
   PRICE          OUTSTANDING       LIFE (YEARS)       EXERCISABLE
------------------------------------------------------------------
  $ 0.21              300,000            2.6               271,585
    0.21               72,416            1.9                72,416
    0.22              100,000            3.1                62,271
    0.30              100,000            4.3                73,503
    1.00              100,000            0.4               100,000
    1.75               50,000            2.9                50,000
    4.25               29,167            2.3                26,690
                -------------                        -------------
                      751,583                              656,465
                =============                        =============

    The pro forma amounts reflected above are not representative of the effects on reported net income (loss) because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                               2002            2001
                                        ---------------------------
Dividend yield                                   --              --

Range of expected lives                 4 - 5 YEARS     2 - 5 years

Expected volatility                           88.7%          213.9%

Risk-free interest rate                        1.5%            4.0%




--------------------------------------------------------------------------------
                                                                         Page 16

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    The following summarizes information about the Company's stock warrants outstanding:

                                            NUMBER   WEIGHTED AVERAGE
                                         OF SHARES     EXERCISE PRICE
                                      -------------------------------
WARRANTS OUTSTANDING -
  JANUARY 1, 2001                        2,052,764             $ 1.63

WARRANTS GRANTED                         1,847,040               0.35

WARRANTS EXERCISED                      (1,625,000)                --

WARRANTS FORFEITED                         (79,965)              1.00
---------------------------------------------------------------------

WARRANTS OUTSTANDING -
  DECEMBER 31, 2001                      2,194,839               1.39

WARRANTS GRANTED                                --                 --

WARRANTS EXERCISED                        (201,000)                --

WARRANTS FORFEITED                        (955,299)              1.12
---------------------------------------------------------------------

WARRANTS OUTSTANDING -
  DECEMBER 31, 2002                      1,038,540             $ 2.09
=====================================================================

    The following summarizes information about the stock warrants outstanding at December 31, 2002:

                                                 REMAINING
EXERCISE                        NUMBER          CONTRACTUAL            WARRANTS
   PRICE                   OUTSTANDING          LIFE (YEARS)        EXERCISABLE
--------------------------------------------------------------------------------
   $  --                        85,520               0.6                 85,520
    1.00                       366,500               2.2                366,500
    2.25                       286,520               0.6                286,520
    3.86                       300,000               2.7                300,000
                        --------------                            --------------
                             1,038,540                                1,038,540
                        ==============                            ==============





--------------------------------------------------------------------------------
                                                                         Page 17

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

    LONG-TERM DEBT

    The carrying amount of other long-term debt has been discounted to its present value.

                                               2002                                 2001
                                    --------------------------          --------------------------
                                    CARRYING              FAIR          Carrying              Fair
                                       VALUE             VALUE             Value             Value
                                    --------------------------          --------------------------
FINANCIAL LIABILITIES
  Line of credit                     $    --           $    --          $494,000          $494,000
  Long-term debt                      11,357            11,357           181,737           203,000


13. NONCASH ACTIVITIES

    The Company recorded non-cash investing and financing activities in the accompanying financial statements. The Company entered into capital lease obligations to purchase certain property and equipment costing $38,787 and $180,258 in 2002 and 2001, respectively. Also during 2001, the Company's officers transferred $100,000 of loans made to the Company to purchase common stock.

14. SUBSEQUENT EVENT

    The Company entered into an agreement subsequent to December 31, 2002 to buy back stock from a stockholder of the Company. The agreement, effective January 6, 2003, states that the Company will issue a promissory note to the stockholder for $180,500 to buy back 475,000 shares. The promissory note bears an interest rate of 5% and is payable in 24 monthly installments of $7,919.




--------------------------------------------------------------------------------
                                                                         Page 18

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

    The scheduled future minimum debt payments as of December 31, 2002 are as follows:

YEAR                                 AMOUNT
-------------------------------------------
2003                              $  88,000
2004                                 92,500
-------------------------------------------

Total payments                    $ 180,500
===========================================














--------------------------------------------------------------------------------
                                                                         Page 19