Form 10QSB
period 2003-03-31
MDI TECHNOLOGIES INC
filed 2003-05-15
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended March 31, 2003

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

The number of shares outstanding of the Registrant's $.001 par value common stock on May 14,2003 was 11,550,888 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                      (Unaudited)
ASSETS                                               March 31, 2003   Dec.31, 2002
------                                               --------------   ------------
CURRENT ASSETS

Cash ............................................        670,460         454,848

Accounts receivable, net ........................        854,366         583,092
Prepaid expenses ................................         28,583          40,878
                                                      ----------      ----------
     Total Current Assets .......................      1,553,409       1,078,818


PROPERTY AND EQUIPMENT, at cost .................      1,132,705       1,103,123
    Less Accumulated depreciation ...............       (626,947)       (585,718)
                                                      ----------      ----------
     Total Equipment, net .......................        505,758         517,405

OTHER ASSET

Rent deposit ....................................         21,539          21,539
                                                      ----------      ----------

     TOTAL ASSETS ...............................      2,080,706       1,617,762
                                                      ==========      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of long-term debt and capitalized
  lease obligations .............................         11,357          89,103
Accounts payable and accrued expenses ...........        621,186         648,714
                                                      ----------      ----------
         Total Current Liabilities ..............        710,289         660,071


NON-CURRENT LIABILITIES

Long-term debt ..................................         69,807               0

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $.001 per share,
50,000,000 shares authorized,
11,450,888 shares at March 31,2003 and
11,931,868 at December 31,2002 issued
and outstanding .................................         11,451          11,931

Additional paid-in capital ......................      4,382,817       4,611,007
Accumulated deficit .............................     (3,093,658)     (3,665,247)
                                                      ----------      ----------
                                                       1,300,610         957,691




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......      2,080,706       1,617,762
                                                      ==========      ==========


     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                       ----------------------------
                                           2003             2002
                                       -----------      -----------
REVENUES

  ASP and Support Revenues .......       1,210,554          959,790
  Shrink Wrap Sales ..............         798,157          441,832
  Training Fees ..................         100,854          122,340
                                       -----------      -----------
     Total Revenue ...............       2,109,565        1,523,962

OPERATING EXPENSES

  Operations and technical support         440,938          400,693
  Sales and marketing ............         465,540          361,080
  Engineering ....................         137,317          128,257
  General and administrative .....         492,755          384,610
                                       -----------      -----------

     Total Operating Expenses ....       1,536,550        1,274,640
                                       -----------      -----------

OPERATING INCOME .................         573,015          249,322

OTHER INCOME (EXPENSE)

  Interest expense ...............          (2,167)         (14,259)
  Interest income ................             741              217
                                       -----------      -----------
                                            (1,426)         (14,042)
                                       -----------      -----------

NET INCOME .......................         571,589          235,280
                                       ===========      ===========

NET INCOME PER SHARE-BASIC .......            0.05             0.02
NET INCOME PER SHARE-DILUTED .....            0.05             0.02
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC ..........................      11,765,803       11,978,866
  DILUTED ........................      12,133,791       12,127,169






    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)


                                    COMMON STOCK           ADDITIONAL
                                 ------------------         PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                  Shares     Amount         CAPITAL       DEFICIT      EQUITY(DEFICIT)
                                 -------     ------         -------       -------      ---------------

Balance, December 31, 2002 ...  11,931,868    11,931       4,611,007    (3,665,247)       957,691

Exercise of Stock Warrants ...      85,520        86             (86)

Purchase and Retirement of
  Treasury Stock .............    (566,500)     (566)       (228,104)                    (228,670)

Net Income ...................                                             571,589        571,589
                                ----------    ------       ---------    ----------        -------

Balance, March 31, 2003 ......  11,450,888    11,451       4,382,817    (3,093,658)     1,300,610
                                ==========    ======       =========    ==========      =========




    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                          FOR THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------
                                                               2003             2002
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income .........................................         571,589          235,280

Adjustments to reconcile net income to
net cash provided by operating
  activities:

    Depreciation and amortization ..................          41,229           27,426
    Change in assets and liabilities:

       Increase in accounts receivable .............        (271,274)         (66,558)
       Decrease in prepaid expenses and other assets          12,295           10,340
       Decrease in accounts payable and accrued
        liabilities ................................         (27,528)         (72,718)
                                                           ---------        ---------
Net cash provided by operating activities ..........         326,311          133,770


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment ...........................         (29,582)         (81,976)

                                                           ---------        ---------
Net cash used in investing activities ..............         (29,582)         (81,976)

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on long-term debt and capital leases ...         (32,947)         (34,791)
   Loan To Repurchase treasury stock ...............         180,500               --
   Purchase of treasury stock ......................        (228,670)         (20,078)
                                                           ---------        ---------
Net cash used in financing activities ..............         (81,117)         (54,869)

NET INCREASE (DECREASE) IN CASH ....................         215,612           (3,075)

CASH - BEGINNING OF PERIOD .........................         454,848           71,403
                                                           ---------        ---------

    CASH - END OF PERIOD ...........................       $ 670,460        $  68,328
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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheets as of March 31,2003 and the consolidated statements of operations for the three months ended March 31,2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31,2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31,2003 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

3. NEW BORROWINGS

In January 2003 the Company purchased 475,000 shares of its common stock from a former Director of the Company for $180,500. Payment was in the form of a promissory note payable in 24 monthly payments of $7,919 at an interest rate of 5%. Payments commenced January 2003.

4. NET INCOME PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees and directors to purchase 1,040,896 shares of common stock and warrants to purchase 953,020 shares of common stock were outstanding as of March 31, 2003. Options for 572,416 shares and warrants for 366,500 shares were included in the calculation of diluted earnings per share at March 31,2003.

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

5. STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of he underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset, the pro forma deduction does not include the effect of a tax deduction in 2003 and 2002.

                                              Quarter Ended March 31,
                                              -----------------------
                                               2003             2002
                                              ------           ------
Net income, as reported ...............     $   571,589     $   235,280

Deduct: Total stock based employee
        compensation expense determined
        under fair value based method
        for all awards ................          49,203          41,247
                                            -----------     -----------
Pro forma net income ..................     $   522,386     $   194,033
                                            ===========     ===========

Earnings per share:
Basic - as reported ...................     $      0.05     $      0.02

Basic - pro forma .....................     $      0.04     $      0.02
Diluted - as reported .................     $      0.05     $      0.02
Diluted - pro forma ...................     $      0.04     $      0.02

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1050 in number, of which 153 are using the ASP services.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements,

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31,2002

Net revenues for the three months ended March 31,2003 increased to $2,110,000 from $1,524,000 at March 31, 2002. This increase of $586,000 (38%) was primarily comprised of increased recurring revenues of $251,000 (26%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $356,000 (81%) from the previous period, resulting from increased re-seller activity and market penetration by our own sales staff. Training fee revenue decreased $21,000 during the period due to more training being offered at our facilities.

Operations and Technical Support expense for the three months ended March 31, 2003 increased to $441,000 from $401,000 for the three months ended March 31, 2002. This increase of $40,000 (10%) is comprised of $30,000 of increased payroll related costs due to payroll increases and additional two staff persons, $14,000 increase in depreciation costs due to an increase in fixed assets owned and $4,000 in decreased hardware and other costs.

Sales and Marketing expenses for the three months ended March 31, 2003 increased to $465,000 from $361,000 for the three months ended March 31, 2002. This increase of $104,000 (29%) is due to payroll related and commission increases of $20,000 for marketing and sales personnel due to increased sales activity, increased sales travel of $6,000, and a $20,000 increase in advertising and marketing due to increased advertising placements and increased convention presence, and increased reseller costs of $58,000 due to increased efforts by our resellers.

Engineering expense for the three months ended March 31, 2003 increased to $137,000 from $128,000 for the three months ended March 31, 2002. This increase of $9,000 (7%) was primarily due to increases in payroll and payroll related costs of $9,000 due to payroll increases.

General and administrative costs for the three months ended March 31,2003 increased to $493,000 from $385,000 for the three months ended March 31, 2002. This increase of $108,000 (28%)is due to increased legal, accounting and consulting services of $49,000 due to audit fee increases and legal matters, insurance costs increased $17,000 due to liability insurance and benefit increases and bad debt reserve increased $42,000 due to increased overall accounts receivable balances.

Interest expense decreased $12,000 due to elimination of capital lease borrowings and bank debt between the periods March 31, 2003 and 2002.

The net income of $572,000 for the three months ended March 31,2003 compared to $235,000 for the three months ended March 31,2002, an increase of $337,000, is the result of increased revenues of $586,000 in addition to increased Support costs of $40,000, increased Sales and Marketing expense of $104,000, increased Engineering costs of $9,000,increased General and Administrative costs of $108,000 and decreased interest expense of $12,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's line of credit, which provides for borrowings up to $500,000 expired April 16, 2002. Management renewed this loan as a term loan, in the amount of $488,000, with a due date of April 2003. In November 2002 this term loan, along with the capital lease loans were repaid by the obtaining of a $1,000,000 revolving line of credit. Cash flow from operations repaid the revolving line of credit balance as of December 31, 2002.

During the quarter ended March 31, 2003 the Company repurchased 566,500 shares of its common stock for approximately $229,000. During the month of March 2003 another 79,500 shares were in the process of being purchased for approximately $99,000 but the transaction was not completed until May 2003.

During the quarter ended March 31, 2002 the Company repurchased 64,000 shares of its common stock for approximately $20,000. During the month of March 2002 another 55,000 shares were in the process of being purchased but the transaction was not completed until April 2002. The details of these buy backs are included in Part II, item 5, other information, in this report.

The Company currently has 1,040,896 stock options and 953,020 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all options and warrants were exercised the company would receive approximately $2,900,000, which would be available to the Company as working capital.

CASH FLOW

During the three months ended March 31, 2003,cash increased by $215,612. Net cash provided by operating activities for the three months ended March 31, 2003 was $326,311 compared to $133,770 for the three months ended March 31,2002. This increase of $192,541 was due to an increase in the net income for the period offset by increases in accounts receivable balances and decreases in the accounts payable balances.

Net cash used in investing activities for the three months ended March 31, 2003 was $29,582 compared to $81,976 for the three months ended March 31, 2002. The funds used for the three months ended March 31, 2003 and 2002 were for office and ASP equipment.

Net cash used in financing activities was $81,117 for the three months ended March 31, 2003 compared to $54,869 for the three months ended March 31, 2002. During the three months ended March 31, 2002 funds were used for: debt payments of $32,947, the purchase of 91,500 shares of MDI's common stock for $48,170 under the company's "Normal Course Issuer Bid", plus the purchase of 475,000 shares of MDI's common stock from a former MDI director for $180,500 for which a two year, 5% promissory note was given.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

In January 2002 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the CDNX, now the TSX Venture Exchange, to undertake a normal course issuer bid to purchase up to 585,000 shares of it's then 11,701,368 issued and outstanding common shares being 10% of the public float of the Company's common shares. Purchases will be made on the open market through facilities of the CDNX. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on January 21, 2002 and will terminate on January 20,2003, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of March 31, 2002 the Company purchased 64,000 shares for $20,078 and retired these shares. As of April 24, 2002 75,000 additional shares were purchased for $27,113.

In March 2003 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the TSX Venture Exchange, to undertake a normal course issuer bid to purchase up to 572,545 shares of it's then 11,450,888 issued and outstanding common shares being 5% of the Company's issued and outstanding common shares. Purchases will be made on the open market through facilities of the TSX Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on March 18, 2003 and will terminate on March 18,2004, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. On April 16, 2003 the Company purchased 79,500 shares for $98,815 and retired these shares. As of May 14,2003, 10,000 additional shares were purchased for $11,630.

In April 2003 the Company signed an agreement with Cogent Corporation, a small regional clinical software company in Wisconsin, to purchase their client base for $15,000 plus various expenses relating to consulting and conversion costs. It is expected this transaction will produce shrink-wrap fees of approximately $200,000 in the next two years and approximately recurring annual support revenue of $50,000.

In February 2003 the Company renewed, for one year its agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make the Company's name and business better known to shareholders, investors and industry professionals. Tangent receives a monthly fee of CDN $5,000 plus pre-approved expenses incurred by Tangent. Tangent principals will also receive an additional 100,000 options if the Company's "option plan amendment" is approved at the Company's Annual General Meeting on June 4, 2003.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits -  99.1 Certificate of the Chief Executive Officer pursuant to rule 906 of the Sarbanes-Oxley Act of 2002.

                        99.2 Certificate of the Chief Financial Officer pursuant to rule 906 of the Sarbanes-Oxley Act of 2002.

      b)    Reports on Form 8-K - None

Item 7. Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of a date within 90 days prior to he filing if this quarterly report (The Evaluation Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                             May 14, 2003
---------------------                                          ------------
Todd A. Spence                                                     Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                            May 14,2003
---------------------                                          ------------
Thomas K. Andrew                                                   Date
Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and on the capacities and on the dates indicated have signed this report.

SIGNATURES                        Title                             DATE
----------                        -----                             ----
/s/ Di Anne Kerrigan              Vice President, Director       May 14, 2003
--------------------
Di Anne Kerrigan

/S/ Byron Flateland               Director                       May 14, 2003
--------------------
Byron Flateland

/S/ Thomas Kerrigan               Director                        May 14, 2003
--------------------
Thomas Kerrigan

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SABRANES-OXLEY ACT OF 2002


CERTIFICATION

I, Todd A. Spence certify that:

      1. I have reviewed this periodic report on Form 10-QSB of MDI Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect o the period covered by this periodic report;

      3. Based on my knowledge, the financial statements, and other financial information included in his quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in the periodic report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior o the filing of this periodic report (the Evaluation date); and
                  c. presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of he Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our committee of registrant's most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for he registrant's auditor's any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard o significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/ Todd A. Spence
                                        Chief Executive Officer

    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SABRANES-OXLEY ACT OF 2002


CERTIFICATION

I, Thomas K. Andrew certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of MDI Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to sate a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

      3. Based on my knowledge, the financial statements, and other financial information included in his quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in the periodic report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this periodic report (the Evaluation date); and

            c. presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of he Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our committee of registrant's most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for he registrant's auditor's any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard o significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/ Thomas K. Andrew
                                        Chief Financial Officer