Form 10QSB
period 2003-06-30
MDI TECHNOLOGIES INC
filed 2003-08-14
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended June 30, 2003

                        Commission File Number 333-76427


                             MDI Technologies, Inc.
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

                                 (314) 439-6400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes  XX    No
                            ----      ----

Transitional Small Business Disclosure format (check one):  Yes        No  XX
                                                                ----      -----

The number of shares outstanding of the Registrant's $.001 par value common stock on August 14,2003 was 11,574,108 shares.

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                    3-9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          10-13

PART II. OTHER INFORMATION                                           14-16

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                              (Unaudited)
ASSETS                                        June 30, 2003   Dec. 31, 2002
CURRENT ASSETS

Cash                                            1,021,736         454,848
Accounts receivable, net                          863,176         583,092
Prepaid expenses                                  118,340          40,878
Deferred tax asset                                406,000               0
                                               ----------      ----------
        Total Current Assets                    2,409,252       1,078,818


PROPERTY AND EQUIPMENT, at cost                 1,171,253       1,103,123
    Less Accumulated depreciation                (674,176)       (585,718)
                                               ----------      ----------
        Total Equipment, net                      497,077         517,405

OTHER ASSETS
Rent deposit                                       21,539          21,539
Deferred tax asset                                285,000               0
                                               ----------      ----------
                                                  306,539          21,539
                                               ----------      ----------
        TOTAL ASSETS                            3,212,868       1,617,762
                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and
  capitalized lease obligations                    90,222          11,357
Accounts payable and accrued expenses             582,383         648,714
                                               ----------      ----------
        Total Current Liabilities                 672,605         660,071

NON-CURRENT LIABILITIES
Long-term debt                                     46,827               0

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $.001 per
share, 50,000,000 authorized, 11,493,981
shares at June 30,2003 and 11,931,868
at December 31,2002 issued and outstanding         11,494          11,931

Additional paid-in capital                      4,318,750       4,611,007
Accumulated deficit                            (1,836,808)     (3,665,247)
                                               ----------      ----------
                                                2,493,436         957,691


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      3,212,868       1,617,762
                                               ==========      ==========



     The accompanying notes are an integral part of the financial statements

'
                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                         2003           2002           2003            2002
                                         ----           ----           ----            ----
REVENUES
  ASP and Support Revenues             1,291,182      1,032,828      2,501,736      1,992,618
  Shrink Wrap Sales                      548,807        513,857      1,346,964        955,689
  Training Fees                           66,194         32,483        167,048        154,823
                                     -----------    -----------    -----------    -----------
     Total Revenue                     1,906,183      1,579,168      4,015,748      3,103,130

OPERATING EXPENSES
  Operations and technical support       463,488        409,513        904,426        810,206
  Sales and marketing                    391,717        338,254        857,257        699,334
  Engineering                            142,327        132,488        279,644        260,745
  General and administrative             342,540        434,169        835,295        818,779
                                     -----------    -----------    -----------    -----------

     Total Operating Expenses          1,340,072      1,314,424      2,876,622      2,589,064
                                     -----------    -----------    -----------    -----------

OPERATING INCOME                         566,111        264,744      1,139,126        514,066

OTHER INCOME (EXPENSE)
  Interest expense                        (1,895)       (13,101)        (4,062)       (27,360)
  Interest income                          1,634            174          2,375            391
                                     -----------    -----------    -----------    -----------
                                            (261)       (12,927)        (1,687)       (26,969)
                                     -----------    -----------    -----------    -----------

INCOME TAX BENEFIT                       691,000        691,000
                                     -----------    -----------    -----------    -----------
NET INCOME                             1,256,850        251,817      1,828,439        487,097
                                     ===========    ===========    ===========    ===========

NET INCOME PER SHARE-BASIC                  0.11           0.02           0.16           0.04
NET INCOME PER SHARE-DILUTED                0.11           0.02           0.15           0.04
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                               11,487,048     11,978,866     11,625,656     12,096,639
  DILUTED                             11,812,098     12,189,595     11,884,284     12,274,487


    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED June 30, 2003
                                   (UNAUDITED)

                                    COMMON STOCK         ADDITIONAL
                                                          PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                Shares       Amount       CAPITAL        DEFICIT    EQUITY (DEFICIT)
                                ------       ------       -------        -------    ---------------
Balance, December 31, 2002    11,931,868     11,931      4,611,007     (3,665,247)       957,691

Exercise of Stock Warrants
 and Stock Options               208,113        208         34,581                        34,789

Purchase and Retirement of
  Treasury Stock                (646,000)      (645)      (326,838)                     (327,483)

Net Income                                                              1,828,439      1,828,439
                              ------------------------------------------------------------------
Balance, June 30, 2003        11,493,981     11,494      4,318,750     (1,836,808)     2,493,436
                              ==================================================================



    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         FOR SIX MONTHS ENDED JUNE 30,
                                                             2003            2002
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                1,828,439         487,097

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            88,458          64,459
    Deferred taxes                                         (691,000)           --
    Change in assets and liabilities:
       Increase in accounts receivable                     (280,084)        (67,920)
       Increase in prepaid expenses and other assets        (77,462)        (34,093)
       Decrease in accounts payable and accrued
        liabilities                                         (66,330)        (89,687)
                                                         ----------      ----------
Net cash provided by operating activities                   802,021         359,856

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of equipment                                    (68,130)       (108,973)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases            (54,809)        (66,610)
   Loan To Repurchase treasury stock                        180,500            --
   Purchase of treasury stock                              (327,483)        (51,252)
   Exercise of stock options                                 34,789            --
                                                         ----------      ----------
Net cash used in financing activities                      (167,003)       (117,862)

NET INCREASE IN CASH                                        566,888         133,021

CASH - BEGINNING OF PERIOD                                  454,848          71,403
                                                         ----------      ----------
CASH - END OF PERIOD                                      1,021,736         204,424
                                                         ==========      ==========



    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies, Inc. and Subsidiary
                   Notes To Consolidated Financial Statements

1. INTERIM FINANCIAL INFORMATION-BASIS OF PRESENTATION

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in preparation of interim reports.

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheets as of June 30,2003 and the consolidated statements of operations for the three and six months ended June 30,2003 and 2002 and the consolidated statements of cash flows for the three and six months ended June 30,2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30,2003 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

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

There are no customers that make up 10% or more of our revenues, however, there are three (3) individual customers whose accounts receivable each are 10% or more of the gross accounts receivable balance at June 30, 2003. Two of the customers have payment agreements that are being complied with, the third ($153,000) is making partial payments and a bad debt reserve amount, as determined by management, is included in the "Allowance For Bad Debts" account offsetting the Company's Accounts Receivable balance.

3. NEW BORROWINGS

In January 2003 the Company purchased 475,000 shares of its common stock from a former Director of the Company for $180,500. Payment was in the form of a promissory note payable in 24 monthly payments of $7,919 at an interest rate of 5%. Payments commenced January 2003.

4. INCOME TAX BENEFIT

The Company has net operating loss carryforwards of approximately $3,300,000 at December 31, 2002. During the Company's second quarter 2003 review of its deferred income tax assets and liabilities, management determined that it was more likely than not, that the Company will fully realize the benefits of its deferred tax asset and therefore has eliminated the valuation allowance against the deferred tax asset at June 30, 2003. Future periods will require this asset be reduced by the incurred tax liability for that particular period.


5. NET INCOME PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees, directors and consultants to purchase 1,017,481 shares of common stock and warrants to purchase 953,020 shares of common stock were outstanding as of June 30, 2003. Options and warrants for 227,669 and 79,825 shares were included in the calculation of diluted earnings per share for the three and six months ended June 30,2003.

Options to employees, directors and consultants to purchase 751,583 shares of common stock and warrants to purchase 1,239,540 shares of common stock were outstanding as of June 30, 2002. Options to employees, directors and consultants for 210,729 and 177,848 shares were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002, while warrants for 286,520 shares were included in both the basic and diluted earnings per share for the six months ended June 30, 2002.

6. STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25,"Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset at he time, the pro forma deduction does not include the effect of a tax deduction in 2002.

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------    -------------------------
                                                    2003            2002          2003           2002
                                                    ----            ----          ----           ----
Net income, as reported                           1,256,850        251,817      1,828,439       487,097
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards, net of taxes   (50,845)       (41,247)      (100,048)      (82,494)
                                                  ---------       --------      ---------      --------
Pro forma net income                              1,206,005        210,570      1,728,391       404,603
                                                  =========       ========      =========      ========

Earnings per share:
Basic - as reported                                   $0.11          $0.02          $0.16         $0.04
Basic - pro forma                                     $0.10          $0.02          $0.15         $0.03
Diluted - as reported                                 $0.11          $0.02          $0.15         $0.04
Diluted - pro forma                                   $0.10          $0.02          $0.15         $0.03

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1,100 in number, of which 143 are using the ASP services.

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


The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in October 2003. The Company has been planning and changing software to ensure programs accommodate the laws requirements.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003
                COMPARED TO THE THREE MONTHS ENDED JUNE 30,2002

Total revenues for the three months ended June 30,2003 increased to $1,906,000 from $1,579,000 for the three months ended June 30, 2002. This increase of $327,000 (21%) was primarily comprised of increased recurring revenues of $258,000 (24%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $35,000 (6%) from the previous period, resulting from increased market penetration by our sales staff. Training fee revenue decreased $34,000 during the period due to increased off-site training given.

Operations and Technical Support expense for the three months ended June 30, 2003 increased to $463,000 from $410,000 for the three months ended June 30, 2002. This increase of $53,000 (12%) is comprised of $37,000 of increased payroll related costs due to payroll increases and additional two staff persons, $26,000 increased customer support costs for Company initiated client training and input visits, $10,000 increase in depreciation costs due to an increase in fixed assets owned and $20,000 in decreased hardware and other costs.

Sales and Marketing expense for the three months ended June 30, 2003 increased to $392,000 from $338,000 for the three months ended June 30, 2002. This increase of $54,000 (16%) is due to payroll related and commission increases of $42,000 for marketing and sales personnel due to increased sales activity, decreased sales travel of $3,000, a $17,000 decrease in advertising and marketing due to decreased advertising placements convention costs, and increased reseller costs of $32,000 due to increased sales by our resellers.

Engineering expense for the three months ended June 30, 2003 increased to $142,000 from $132,000 for the three months ended June 30, 2002. This increase of $10,000 (8%) was primarily due to increased consulting costs relating to program application enhancements.

General and administrative costs for the three months ended June 30,2003 decreased to $342,000 from $434,000 for the three months ended June 30, 2002. This decrease of $92,000 (21%)is due to a decrease in various liability reserves deemed not required amounting to $14,000,decreased payroll related items of $17,000, decreased legal, accounting and consulting services of $70,000 and insurance costs increases of $9,000 due to liability insurance and benefit increases.

Interest expense decreased $11,000 due to elimination of capital lease borrowings and bank debt between the three month period ended June 30, 2003 and 2002.

The income tax benefit was recognized for the period as per Note 4 of the consolidated financial statements.

The net income of $1,257,000 for the three months ended June 30,2003 compared to $252,000 for the three months ended June 30,2002, an increase of $1,005,000, is the result of increased revenues of $327,000, the income tax benefit of $691,000 less increased Support costs of $53,000, increased Sales and Marketing expense of $54,000, increased Engineering costs of $10,000,decreased General and Administrative costs of $92,000 and decreased interest expense of $11,000.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Net revenues for the six months ended June 30, 2003 increased to $4,016,000 from $3,103,000. This increase of $913,000 (29%) was primarily comprised of increased recurring revenues of $509,000 (25%) from support and ASP services, an increase in "shrink wrap" revenue of $391,000 (40%) and increased training fees of $13,000 (8%).

Operations and Technical Support expense increased to $904,000 from $810,000 for the six months ended June 30, 2003. This increase of $94,000 (11%) is due to payroll increases and staffing increases of $67,000, customer support and training increases of $26,000, decreases in hardware and software supplies of $26,000 and depreciation expense increase of $27,000.

Sales and Marketing expense increased to $857,000 from $699,000 for the six months ended June 30, 2003. This increase of $158,000 (22%) is due to salary and commission increases of $62,000 from sales increases, advertising and marketing increases of $5,000 and reseller fee increases of $91,000 due to increased reseller activity.

Engineering expense increased to $280,000 from $261,000 for the six months ended June 30, 2003. This increase of $19,000 (7%) is due to payroll related increases of $7,000, increase in outside consultants of $9,000 and other departmental increases of $3,000.

General and Administrative expense increased to $835,000 from $819,000 for the six months ended June 30, 2003. This increase of $16,000 (2%) is due to $47,000 increase in payroll related items; legal, audit and consulting expenses decreased $20,000; equipment rental costs decreased by $9,000, insurance costs increased by $25,000 for liability and benefit coverage's, a $48,000 decrease in liability reserves was recognized during this period and the bad debt reserves were increased by $21,000.

The "Other" net expense decreased by $25,000 due to interest expense decreasing by $23,000 due to less outstanding debt and interest income increased $2,000 due to additional invested funds.

The net income for the six months ended June 30, 2003 increased to $1,828,000 from $487,000 for the six months ended June 30, 2002. This increase of $1,341,000 is due to increased revenues of $913,000, the income tax benefit of $691,000 less increased Operations and Support expense of $94,000, increased Sales and Marketing expense of $158,000, increased Engineering expenses of $19,000 and increased General and Administrative expenses of $16,000 less the interest expense decrease of $24,000.


LIQUIDITY AND CAPITAL RESOURCES


During the six months ended June 30, 2003 the Company repurchased 646,000 shares of its common stock for approximately $327,000. During the three month period ended June 30, 2003 another 59,000 shares were in the process of being purchased for approximately $66,000 but the transaction was not completed until July 2003.


During the six months ended June 30, 2002 the Company repurchased 149,000 shares of its common stock for approximately $51,000. There were another 40,000 shares in process of being purchased for approximately $14,000 but the transaction was not completed until after June 30, 2002.

The details of these "buy backs" are included in Part II, Item 5, Other Information, in this report.

During the six months ended June 30, 2003 there were warrants exercised for 85,520 shares, which had been previously paid for, and 122,593 options exercised for which the Company received $34,789.

The Company currently has 1,017,481 stock options and 953,020 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all vested options and warrants were exercised the company would receive approximately $2,500,000, which would be available to the Company as working capital.


CASH FLOW

During the six months ended June 30, 2003,cash increased by $566,888. Net cash provided by operating activities for the six months ended June 30, 2003 was $802,021 compared to $359,856 for the six months ended June 30,2002. This increase of $442,165 was due to an increase in the net income for the period offset by increases in accounts receivable balances and decreases in the accounts payable balances.

Net cash used in investing activities for the six months ended June 30, 2003 was $68,130 compared to $108,973 for the six months ended June 30, 2002. The funds used for the six months ended June 30, 2003 and 2002 were for office and ASP equipment.

Net cash used in financing activities was $167,003 for the six months ended June 30, 2003 compared to $117,862 for the six months ended June 30, 2002. During the six months ended June 30, 2003 funds were used for: debt payments of $54,809, the purchase of 646,000 shares of MDI's common stock for $327,483 under the company's "Normal Course Issuer Bid", plus the purchase of 475,000 shares of MDI's common stock from a former MDI director for $180,500 for which a two year, 5% promissory note was given. There was also $34,789 received from the exercise of stock options. During the six months ended June 30, 2002 funds were used for: debt payments of $66,610 and the purchase of 149,000 shares of the Company's common stock for $51,252 under the Company's "Normal Course Issuer Bid".

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of MDI Technologies, Inc. (the "Meeting") was held on June 4, 2003, at which a total of 7,007,550 eligible votes of common stock were represented out of the 11,550,888 eligible votes of common stock entitled to vote. At the meeting three proposals were considered and acted upon;
(1) Election of Directors; (2) adoption of Rubin, Brown, Gornstein & Co., LLP as the Company's independent auditors and (3) the adoption of the Company's 2003 stock option plan (the "2003 Plan") and the authorization to grant stock options under the 2003 Plan.

The results of he Election of Directors were as follows:

                      Common Stock        Common Stock      Common Stock
   Name                 Votes For         Votes Against      Abstaining
   ------            --------------      --------------     ------------
Todd A. Spence         7,007,550                0                 0
Di Anne Kerrigan       7,004,550                0              3,000
Thomas Kerrigan        7,007,550                0                 0
Byron Flateland        7,007,550                0                 0

All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

The results of the appointment of Rubin, Brown, Gornstein & Co., LLP were as follows:

                                Appointment of Rubin, Brown
                                    Gornstein & Co., LLP
                                    --------------------

For                                    7,007,550
Against                                    0
Not Voted                                  0

The results of the vote adopting the Company's 2003 Stock Option Plan were as follows:

                                 Adoption of Company's 2003
                                     Stock option Plan
                                     -----------------

For                                       651,816
Against                                    17,300
Not voted by "Interested Parties"       5,970,499
Not Voted                                 367,935


Item 5. Other Information

In March 2003 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the TSX Venture Exchange, to undertake a normal course issuer bid to purchase up to 572,545 shares of it's then 11,450,888 issued and outstanding common shares being 5% of the Company's issued and outstanding common shares. Purchases will be made on the open market through facilities of the TSX Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on March 18, 2003 and will terminate on March 18,2004, or at such earlier time as the bid has been completed. The

Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. On April 16, 2003 the Company purchased 79,500 shares for $98,815 and retired these shares. On May 14,2003, 10,000 additional shares were purchased for $11,630.

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





Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: Exhibits required as part of this report are listed the index appearing on page 16.

(b) Reports on Form 8-K
On July 22, 2003, the Company filed a current report on Form 8-K, reporting under items 7 and 9, announcing the Company's preliminary estimated results for the quarter ended June 30, 2003.

Item 7. Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of June 30,2003 (The Evaluation Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                   August 14, 2003
---------------------                                ---------------
Todd A. Spence                                            Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                  August 14, 2003
--------------------                                 ---------------
Thomas K. Andrew                                          Date
Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and on the capacities and on the dates indicated have signed this report.

SIGNATURES                        Title                          DATE

/s/ Di Anne Kerrigan              Vice President, Director    August 14, 2003
--------------------
Di Anne Kerrigan

/s/ Byron Flateland               Director                    August 14, 2003
--------------------
Byron Flateland

/s/ Thomas Kerrigan               Director                    August 14, 2003
--------------------
Thomas Kerrigan


                                INDEX TO EXHIBITS

Exhibit
-------

31   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.


32   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.