Form 10QSB
period 2003-09-30
MDI TECHNOLOGIES INC
filed 2003-11-14
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]-Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Transitional Small Business Disclosure format (check one): Yes [ ] No [XX]

The number of shares outstanding of the Registrant's $.001 par value common stock on November 14,2003 was 11,586,957 shares.

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                            3-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     10-13

        Item 3. Controls and Procedures                                          13

PART II. OTHER INFORMATION                                                    14-19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                     (Unaudited)
                                                                  September 30, 2003      Dec.31, 2002
ASSETS

CURRENT ASSETS

Cash                                                                   1,659,896              454,848
Accounts receivable, net                                               1,055,537              583,092
Prepaid expenses                                                         100,103               40,878
Deferred tax asset                                                       140,603                    0
                                                                      ----------           ----------
     Total Current Assets                                              2,956,139            1,078,818

PROPERTY AND EQUIPMENT, at cost                                        1,211,069            1,103,123
    Less Accumulated depreciation                                       (721,405)            (585,718)
                                                                      ----------           ----------
     Total Equipment, net                                                489,664              517,405

OTHER ASSETS
Rent deposit                                                              21,539               21,539
Deferred tax asset                                                       285,000                    0
Software development costs                                               138,969                    0
                                                                      ----------           ----------
                                                                         445,508               21,539

     TOTAL ASSETS                                                      3,891,311            1,617,762
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                                         91,354               11,357
Accounts payable and accrued expenses                                    611,868              648,714
                                                                      ----------           ----------
         Total Current Liabilities                                       703,222              660,071


NON-CURRENT LIABILITIES
Long-term debt                                                            23,560                    0

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $.001 per share, 50,000,000
shares authorized, 11,673,957 shares at September
30,2003 and 11,931,868 at December 31,2002 issued
and outstanding                                                           11,674               11,931

Additional paid-in capital                                             4,504,612            4,611,007
Accumulated deficit                                                   (1,351,757)          (3,665,247)
                                                                      ----------           ----------
                                                                       3,164,529              957,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             3,891,311            1,617,762
                                                                      ==========           ==========

    The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                         2003           2002           2003           2002
                                     ------------   ------------   ------------   ------------
REVENUES
  ASP and Support Revenues              1,309,353      1,075,868      3,811,089      3,068,486
  Shrink Wrap Sales                       806,778        608,451      2,153,742      1,564,140
  Training Fees                            65,564         70,342        232,612        225,165
                                       ----------     ----------      ---------      ---------
     Total Revenue                      2,181,695      1,754,661      6,197,443      4,857,791

OPERATING EXPENSES
  Operations and technical support        436,502        371,663      1,340,928      1,117,410
  Sales and marketing                     349,205        359,417      1,206,462      1,058,751
  Engineering                             150,275        136,941        429,919        397,686
  General and administrative              495,741        563,818      1,331,036      1,447,056
                                       ----------     ----------      ---------      ---------

     Total Operating Expenses           1,431,723      1,431,839      4,308,345      4,020,903
                                       ----------     ----------      ---------      ---------

OPERATING INCOME                          749,972        322,822      1,889,098        836,888

OTHER INCOME (EXPENSE)
  Interest expense                         (1,621)       (12,855)        (5,683)       (40,215)
  Interest income                           2,097          1,174          4,472          1,565
                                       ----------     ----------      ---------      ---------
                                              476        (11,681)        (1,211)       (38,650)
                                       ----------     ----------      ---------      ---------

INCOME TAX BENEFIT (EXPENSE)             (265,397)             0        425,603              0
                                       ----------     ----------      ---------      ---------
NET INCOME                                485,051        311,141      2,313,490        798,238
                                       ==========     ==========      =========      =========

NET INCOME PER SHARE-BASIC                   0.04           0.03           0.20           0.07
NET INCOME PER SHARE-DILUTED                 0.04           0.03           0.19           0.06
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                11,608,304     12,192,584     11,619,808     12,128,972
  DILUTED                              12,022,160     12,344,976     11,942,546     12,194,490

    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                    COMMON STOCK            ADDITIONAL
                                                              PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                Shares         Amount         CAPITAL       DEFICIT     EQUITY(DEFICIT)
                             ------------   ------------   ------------   ------------  ---------------
Balance, December 31, 2002     11,931,868         11,931      4,611,007     (3,665,247)       957,691

Exercise of Stock Warrants
 and Stock Options                388,089            388        220,443                       220,831

Purchase and Retirement of
  Treasury Stock                 (646,000)          (645)      (326,838)                     (327,483)

Net Income                                                                   2,313,490      2,313,490
                               ----------     ----------     ----------     ----------     ----------

Balance, Sept. 30, 2003        11,673,957         11,674      4,504,612     (1,351,757)     3,164,529
                               ==========     ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        FOR NINE MONTHS ENDED SEPT. 30,
                                                                               2003         2002
                                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   2,313,490      798,238
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                              135,687       96,688
    Deferred taxes                                                            (425,603)           -
    Change in assets and liabilities:
       Increase in accounts receivable                                        (472,445)     (55,644)
       Increase in prepaid expenses and other assets                           (59,225)     (49,079)
       Decrease(Increase)in accounts payable and
        accrued liabilities                                                    (36,845)      17,866
                                                                            ----------   ----------
Net cash provided by operating activities                                    1,455,059      808,069

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of equipment                                                      (107,946)    (123,944)
   Software development costs                                                 (138,969)           0
                                                                            ----------   ----------
                                                                              (246,915)    (123,944)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                               (76,943)     (92,583)
   Loan To Repurchase treasury stock                                           180,500            -
   Purchase of treasury stock                                                 (327,483)     (87,442)
   Exercise of stock options                                                   220,830            -
                                                                            ----------   ----------
Net cash used in financing activities                                           (3,096)    (180,025)

NET INCREASE IN CASH                                                         1,205,048      504,100

CASH - BEGINNING OF PERIOD                                                     454,848       71,403
                                                                            ----------   ----------

CASH - END OF PERIOD                                                         1,659,896      575,503
                                                                            ==========   ==========

Non-Cash Investing and Financing:
 Purchase of equipment from capital lease financing                                  -       38,787
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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and article 10 of Regulation S-X. The consolidated balance sheets as of September 30,2003 and the consolidated statements of operations for the three and nine months ended September 30,2003 and 2002 and the consolidated statements of cash flows for the three and nine months ended September 30,2003 and 2002, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30,2003 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

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

There are no customers that make up 10% or more of our revenues; however, there is one (1) individual customer whose account receivable is 10% or more of the gross accounts receivable balance at September 30, 2003. The customer has a payment agreement that is being complied with.

3. NEW BORROWINGS

In January 2003 the Company purchased 475,000 shares of its common stock from a former Director of the Company for $180,500. Payment was in the form of a promissory note payable in 24 monthly payments of $7,919 at an interest rate of 5%. Payments commenced January 2003.

4. INCOME TAX BENEFIT

The Company has net operating loss carryforwards of approximately $3,300,000 at December 31, 2002. During the Company's second quarter 2003 review of its deferred income tax assets and liabilities, management determined that it was more likely than not, that the Company will fully realize the benefits of its deferred tax asset and therefore eliminated the valuation allowance against the deferred tax asset at June 30, 2003.

5. NET INCOME PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees, directors and consultants to purchase 1,014,392 shares of common stock and warrants to purchase 492,020 shares of common stock were outstanding as of September 30, 2003. Options and warrants for 413,856 and 322,738 shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30,2003.

Options to employees, directors and consultants to purchase 751,583 shares of common stock and warrants to purchase 1,239,540 shares of common stock were outstanding as of September 30, 2002. Options to employees, directors and consultants for 152,392 and 165,518 shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002.

6. STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25,"Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset at the time, the pro forma deduction does not include the effect of a tax deduction in 2002.

                                                          Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                          -----------------------------   -----------------------------
                                                               2003            2002            2003            2002
                                                          -------------   -------------   -------------   -------------
Net income, as reported                                         485,051         311,141       2,313,490         798,238
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards, net of taxes               (54,318)        (41,247)       (154,429)       (123,741)
                                                          -------------   -------------   -------------   -------------
Pro forma net income                                            430,733         269,894       2,159,061         674,497
                                                          =============   =============   =============   =============

Earnings per share:
Basic - as reported                                       $        0.04   $        0.03   $        0.20   $        0.07
Basic - pro forma                                         $        0.04   $        0.02   $        0.19   $        0.06
Diluted - as reported                                     $        0.04   $        0.03   $        0.19   $        0.06
Diluted - pro forma                                       $        0.04   $        0.02   $        0.18   $        0.06

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1,150 in number, of which 236 are using the ASP services.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The current legislation being addressed is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), compliance as such is required in October 2003. The Company has planned and changed its software to ensure programs accommodate the laws requirements.

Subsequent to September 30, 2003 the Company purchased certain assets including software and intangible assets and assumed deferred revenue obligations of Horizon Healthcare Technologies (HHT), in an all cash deal. The purchase price equates to $3,000 per conversion and is contingent upon conversion of former HHT clients to the MDI software product. Under the conversion plan, HHT clients will pay conversion fees to MDI for the software. The potential result to MDI is over US$700,000 in conversion fees, as well as additional recurring revenues of US$4,500,000 over the life of the agreements that HHT clients will enter into with MDI upon conversion.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 30,2002

Total revenues for the three months ended September 30,2003 increased to $2,182,000 from $1,755,000 for the three months ended September 30, 2002. This increase of $427,000 (24%) was primarily comprised of increased recurring revenues of $234,000 (21%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $198,000 (32%) from the previous period, resulting from increased market penetration by our sales staff. Training fee revenue decreased $5,000 during the period due to decreased off-site training given.

Operations and Technical Support expense for the three months ended September 30, 2003 increased to $436,000 from $404,000 for the three months ended September 30, 2002. This increase of $32,000 (8%) is comprised of $30,000 of increased payroll related costs due to payroll increases and additional two staff persons, $14,000 increased customer support costs for Company initiated client training and input visits, $15,000 increase in depreciation costs due to an increase in fixed assets owned and a $27,000 decrease in travel and ASP costs.

Sales and Marketing expense for the three months ended September 30, 2003 decreased to $349,000 from $359,000 for the three months ended September 30, 2002. This decrease of $10,000 (2%) is due to payroll related and commission decreases of $29,000 for marketing and sales personnel due to decreases in commissionable sales activity, decreased sales travel of $10,000 and a $29,000 increase in advertising and marketing due to increased advertising placements and convention activity.

Engineering expense for the three months ended September 30, 2003 increased to $150,000 from $137,000 for the three months ended September 30, 2002. This increase of $13,000 (9%) was primarily due to increased consulting costs relating to program application enhancements.

General and administrative costs for the three months ended September 30,2003 decreased to $496,000 from $532,000 for the three months ended September 30, 2002. This decrease of $36,000 (6%)is due to a decrease in various liability reserves deemed not required amounting to $66,000, increased legal, accounting and consulting services of $20,000 and insurance costs increases of $10,000 due to liability insurance and benefit increases.

Interest expense decreased $11,000 due to elimination of capital lease borrowings and bank debt between the three-month period ended September 30, 2003 and 2002.

The income tax expense of $265,397 recognized in the third quarter of 2003 represents the Company's current realization of its deferred tax asset which related primarily to the carryforward of net operation losses from prior years. The Company expects its available net operating loss carryforwards will be sufficient to offset any obligation to pay federal income taxes through 2003. The Company did not report a provision for income taxes in 2002 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The net income of $485,000 for the three months ended September 30,2003 compared to $311,000 for the three months ended September 30,2002, an increase of $174,000, is the result of increased revenues of $427,000, increased Support costs of $32,000, decreased Sales and Marketing expense of $10,000, increased Engineering costs of $13,000,decreased General and Administrative costs of $36,000 and decreased interest expense of $11,000 and an increased income tax expense of $265,000.

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                    THE SIX MONTHS ENDED SEPTEMBER 30, 2003

Net revenues for the nine months ended September 30, 2003 increased to $6,197,000 from $4,858,000 at September 30,2002. This increase of $1,339,000
(27%) was primarily
comprised of increased recurring revenues of $743,000 (24%) from support and ASP services, an increase in "shrink wrap" revenue of $590,000 (37%) and increased training fees of $6,000 (2%).

Operations and Technical Support expense increased to $1,341,000 from $1,214,000 for the nine months ended September 30, 2003. This increase of $127,000 (10%) is due to payroll increases and staffing increases of $98,000, customer support and training increases of $18,000, decreases in hardware and software supplies of $27,000 and depreciation expense increase of $38,000.

Sales and Marketing expense increased to $1,206,000 from $1,059,000 for the nine months ended September 30, 2003. This increase of $147,000 (13%) is due to salary and commission increases of $29,000 from sales increases, advertising and marketing increases of $25,000 and reseller fee increases of $93,000 due to increased reseller activity.

Engineering expense increased to $430,000 from $398,000 for the nine months ended September 30, 2003. This increase of $32,000 (8%) is due to payroll related increases of $12,000; increase in outside consultants of $17,000 and other departmental increases of $3,000.

General and Administrative expense decreased to $1,331,000 from $1,350,000 for the nine months ended September 30, 2003. This decrease of $19,000 (1%) is due to $75,000 increase in payroll related items; equipment rental costs decreased by $17,000, insurance costs increased by $36,000 for liability and benefit coverage's, a $146,000 decrease in liability reserves and other expenses was recognized during this period and the bad debt reserves were increased by $33,000.

The "Other" net expense decreased by $37,000 due to interest expense decreasing by $34,000 due to less outstanding debt and interest income increased $3,000 due to additional invested funds.

The income tax benefit of $425,603 recognized for the nine months ended September 30, 2003 consists of a benefit of $1,143,000, recognized in April 2003 as the result of management's elimination of the Company's deferred tax asset valuation allowance due to its determination at that date that it was more likely than not that the Company would fully realize the benefits of its deferred tax asset, less second and third quarter income tax expenses of $717,397 relating to the Company's current realization of its net deferred tax asset in those quarters. The Company did not report a provision for income taxes in 2002 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The net income for the nine months ended September 30, 2003 increased to $2,313,000 from $798,000 for the nine months ended September 30, 2002. This increase of $1,515,000 is due to increased revenues of $1,339,000, the income tax benefit of $426,000 less increased Operations and Support expense of $127,000, increased Sales and Marketing expense of $147,000, increased Engineering expenses of $32,000 and decreased General and Administrative expenses of $19,000 and net interest expense/income decrease of $37,000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003 the Company repurchased 646,000 shares of its common stock for approximately $327,000. During the nine-month period ended September 30, 2003 another 89,000 shares were in the process of being purchased for approximately $119,000 but the transaction was not completed until October 2003.

During the nine months ended September 30, 2002 the Company repurchased 259,000 shares of its common stock for approximately $89,000. There were another 50,000 shares in process of being purchased for approximately $16,000 but the transaction was not completed until after September 30, 2002.

The details of these "buy backs" are included in Part II, Item 5, Other Information, in this report.

During the nine months ended September 30, 2003 there were warrants exercised for 85,520 shares, which had been previously paid for, an additional 174,480 warrants exercised for which the Company received $184,000 and 128,089 options exercised for which the Company received $37,244.

The Company currently has 1,014,392 stock options and 492,020 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all vested options and warrants were exercised the company would receive approximately $1,600,000, which would be available to the Company as working capital.

CASH FLOW

During the nine months ended September 30, 2003,cash increased by $1,205,048. Net cash provided by operating activities for the nine months ended September 30, 2003 was $1,455,000 compared to $808,000 for the nine months ended September 30,2002. This increase of $647,000 was due to an increase in the net income for the period offset by increases in accounts receivable balances and decreases in the accounts payable balances and deferred tax increase.

Net cash used in investing activities for the nine months ended September 30, 2003 was $247,000 compared to $124,000 for the nine months ended September 30, 2002. The funds used for the nine months ended September 30, 2003 and 2002 were for office and ASP equipment amounted to $108,000 and 124,000 respectively. For the nine months ended September 30, 2003 the Company has capitalized $139,000 of software development costs relating to its new .Net architecture of our product. These costs are net of $16,000 that was expensed as incurred costs to establish the feasibility of the product and were expensed as Research and Development costs in the Company's Engineering category.

Net cash used in financing activities was $3,096 for the nine months ended September 30, 2003 compared to $180,025 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 funds were used for: debt payments of $76,943, the purchase of 646,000 shares of MDI's common stock for $327,483 under the company's "Normal Course Issuer Bid", plus the purchase of 475,000 shares of MDI's common stock from a former MDI director for $180,500 for which a two year, 5% promissory note was given. There was also $220,830 received from the exercise of stock options and warrants. During the nine months ended September 30, 2002 funds were used for: debt payments of $92,583 and the purchase of 259,000 shares of the Company's common stock for $87,000 under the Company's "Normal Course Issuer Bid".

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of September 30,2003 (The Evaluation Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made i the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

In March 2003 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the TSX Venture Exchange, to undertake a normal course issuer bid to purchase up to 572,545 shares of it's then 11,450,888 issued and outstanding common shares being 5% of the Company's issued and outstanding common shares. Purchases will be made on the open market through facilities of the TSX Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on March 18, 2003 and will terminate on March 18,2004, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. From March 30, 2003 through October 30,2003, 255,000 shares have been acquired at a cost of $355,000. As noted in Liquidity and Capital Resources notes not all shares have been cancelled as of September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits: Exhibits required as part of this report are listed in the index appearing on page 15.

(b) Reports on Form 8-K
On July 22, 2003, the Company filed a current report on Form 8-K, reporting under items 7 and 9, announcing the Company's preliminary estimated results for the quarter ended June 30, 2003.

On October 2, 2003, the Company filed a current report on Form 8-K, reporting under item 9, announcing the Company's acquisition of the assets of Horizon Healthcare Technologies, Inc.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of September 30,2003 (The Evaluation Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made i the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                             November 14, 2003
---------------------                                          -----------------
Todd A. Spence                                                    Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                            November 14, 2003
--------------------                                           -----------------
Thomas K. Andrew                                                  Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and on the capacities and on the dates indicated have signed this report.

SIGNATURES                  Title                               DATE
/s/ Di Anne Kerrigan        Vice President, Director       November 14, 2003
--------------------
Di Anne Kerrigan

/S/ Byron Flateland         Director                       November 14, 2003
--------------------
Byron Flateland

/S/ Thomas Kerrigan         Director                       November 14, 2003
--------------------
Thomas Kerrigan

                                INDEX TO EXHIBITS

Exhibit
-------
31.         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.