Form 10KSB
period 2003-12-31
MDI TECHNOLOGIES INC
filed 2004-03-31
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
               0f 1934 For the fiscal year ended December 31, 2003

                                       Or

                                       ( )
Transition report pursuant to section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        Commission File Number: 333-76427

                             MDI Technologies, Inc.
                         ------------------------------
              Exact Name of Registrant as Specified In Its Charter

        Delaware                                              84-1165714
      ------------                                          --------------
(State or other jurisdiction of                         IRS Employer I.D. Number
Incorporation or organization)

940 West Port Plaza #100, St.Louis, MO 63146
(Address of Principal Executive Office)
Registrant's telephone number 314-439-6400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: __

State issuer's revenues for its most recent fiscal year:  $8,695,142

Shares of common stock, $.001 par value, outstanding as of March 30, 2004:
11,426,631 Aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 2004: $16,149,929.

Documents incorporated by reference:  none
Transitional Small Business Disclosure Format (check one):  Yes ( ) No (x)

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

Effective August 25,2000, Panoramic Care Systems, Inc, (the "Company") consummated the acquisition of Management-Data, Inc., a Missouri corporation ("MDI"), pursuant to which MDI became a wholly-owned subsidiary of the Company. As part of the acquisition of MDI the Company began doing business as MDI Technologies to better brand its common products under one common name. Acquisition costs of the combined entity totaled approximately $330,000 and are directly related to the acquisition and were fully amortized during the third quarter of year 2000. On August 10, 2001, pursuant to shareholder approval, the Company changed its name to MDI Technologies, Inc.

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

In January 2000 MDI introduced MDIConnect utilizing Citrix MetaFrame technology to allow clients to access On-Line Advantage via the Internet. This technology allows the Company to host its software applications from a central location and deliver on-line support to its clients. By December 2003 the Company hosted 2,128 seats (256 clients) via MDIConnect, an increase from the 1,360 seats (136 clients) at December 2002.

Our website is located at www.mditech.com. Through our website, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and other Company information.

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

MARKET

The health care information system market, non-hospital portion, is projected to be $8 billion in the next decade. The two major segments of the market are the freestanding skilled nursing centers (over 16,000 facilities), and freestanding assisted living facilities (over 3,500 facilities). Currently the company serves over 1,300 facilities.

MARKETING

To market its product, On-Line Advantage, the Company employs 5 direct regional representatives and is augmented by various marketing programs such as `demo' diskette mailings, focused penetration of the market on a state-by-state basis through the use of geographic-based promotions, advertising in national industry publications and sponsorship and attendance of local, state, and national industry conventions. In addition the Company has "Reseller" agreements with accounting/consulting firms by which these firms resell or recommend the Company's clinical and accounting products. The Reseller arrangements accounted for approximately 15% of 2003 revenues and 10% of 2002 revenues.

NEW SERVICE

The Company's mission is to become a leading ASP (Application Service Provider) to the healthcare industry. MDI is one of the first e-service companies to provide software and services to the healthcare industry over the Internet using new ultra-thin client technologies. The Internet and this new technology makes it feasible to centralize applications in large, efficient data centers while at the same time giving distributed users the same data access and capabilities they have enjoyed when they were running their applications locally. This allows healthcare organizations to outsource most or all IT functions and reduce their ownership cost by a much as 50%. Currently the Company has 256 facilities using this service.

INTELLECTUAL PROPERTY

The Company holds copyrights on various clinical path educational volumes filed with the U.S. Copyright Office on January 31, 1994, March 7, 1994, June 17, 1994, and July 22, 1994, it also holds registered copyrights on 26 audio cassette courses. Health Design Consultants became a service mark of the company on August 12, 1999. MDI Technologies became a service mark of the company on August 13,2002 and a Registered Trademark on February 17, 2004. The companies hold no patents, nor are any patents pending.

COMPETITION

The company expects that competition on a national basis in the skilled care market is limited to a few traditional software suppliers in this market. In the early 1990's many small software suppliers proliferated, aided by state subsidies to facilitate IT automation. When the subsidies ceased, most of the smaller companies discontinued operations. Consequently the industry consolidated into a smaller number of IT providers. Competitors offering similar technology are Achieve Healthcare Information Systems, Keane/Care Systems, Accu-Med, American Health-Tec, and QuickCare. Competitors could introduce new or enhanced software with features that would make our software less marketable, Our success will depend on our ability to adapt and produce our own enhancements to keep us at the forefront in this market.

PRODUCT DEVELOPMENT EXPENDITURES

The engineering department of the company does continuous enhancements of existing products and development of new products to meet client needs. This department's expense totaled $655,102 in 2003 and $549,380 in 2002.

CONCENTRATION OF SALES

No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the years ended December 31, 2003 and 2002.

EMPLOYEES

As of December 31,2003 the Company had 46 full-time employees. That number includes 32 technical support/engineering employees, 5 sales persons, 2 marketing/sales support employees, and 7 administrative employees. No employee is represented by a labor union and the company believes its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains leased facilities in the location listed below:



                                                                                   Annual
        Function                    Location          Sq. Feet     Lease Term       Cost
----------------------      ------------------------  --------   ---------------  --------
Corporate Headquarters      940 West Port Plaza #100   12,000    January 31,2006  $259,000
                            St.Louis, MO 63146

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Toronto Venture Exchange for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:

                                  High Bid      Low Bid
2003
 Fourth Quarter                    $2.00         $1.53
 Third Quarter                     $1.70         $1.48
 Second Quarter                    $1.47         $1.01
 First Quarter                     $1.09         $0.36

2002
 Fourth Quarter                    $0.43         $0.22
 Third Quarter                     $0.37         $0.25
 Second Quarter                    $0.40         $0.27
 First Quarter                     $0.35         $0.21

There are approximately 50 holders of record of Common Stock of the Company as of March 29,2004. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based on information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 350.

There has not been and it is not expected to be any dividends declared on the Company's common stock.

The transfer agent for the Company's common stock is Pacific Corporate Trust Co., 625 Howe St., 10th Floor, Vancouver BC V6C 3B8.

SALES OF UNREGISTERED SECURITIES

During the period of the Company's incorporation through the date of this annual report, the company has issued the following shares, after giving effect to the December 4, 1998 stock split of 2,000 to 1:

    Date          No.Sh.Issued      Price Per Share    Total Consideration
-------------    --------------     ---------------    -------------------
Sept. 4, 1990    2,000,000 (1,3)       $0.0005              $   1.00
Feb. 10, 1999    1,200,000 (2,3)       $  0.50              $600,000

1. The Company issued 490 shares to Byron Flateland and 510 shares to Jill Flateland on incorporation for total cash consideration of $1. These shares were subject to a 2,000:1 share split effective December 4, 1998.

2. The Company issued 1,200,000 shares to a total of 45 individuals at a price of $0.50 per share to raise $600,000.

3        The Company issued all outstanding shares at December 31, 1999 in exempt transactions under Section 4(a) of the Securities Act of 1933 and Rule 504 of Regulation D, as no public offering was involved. Other stock activity included the following:

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

                  - In December 1999 pursuant to Section 4(2) of the Securities Act of 1933, the Company commenced a private placement of up to 625,000 of special warrants at $0.56 to officers and others. Each special warrant can be converted into one share of common stock with one-half warrant attached. The Company accepted a subscription and issued 187,500 special warrants to an officer of the Company in December 1999. The company closed on 437,500 special warrant of the private placement in February 2000. The special warrant allows the warrant holder to have issued, at no additional cost, one share of common stock for each special warrant purchased.

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

                  - In December 2000 the Company commenced a private placement of up to 637,500 special warrants of the Company at varying prices of up to $2.00 to officers and others. At December 2000 the Company had received $521,041 towards the offering.

                  - In March 2001 and May 2001 1,625,000 warrants were exchanged for 1,625,000 shares of common stock for no additional consideration as per the terms of the warrant issuing terms.

                  - In September 2001, 1,458,333 shares of common stock were sold to officers and others at $0.24 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The Company's progress in terms of moving itself into an ASP provider is proceeding as scheduled. The Company realizes that an increase in acceptance will generate less immediate revenues and more long-term recurring revenues. This is consistent with the Company's long-term goals and objectives. Our limited history in the development and delivery of software applications over the Internet makes it difficult or impossible to predict our revenues and operating results. We believe our prospects should be considered in light of the risks and difficulties encountered by the Company transitioning its revenue to that of a recurring revenue model through the delivering of its software applications over the Internet. The Company is dependent, to a degree, on the continued rollout of broadband telecommunication services to both rural and metropolitan areas in order to successfully implement this strategy. The Company is also reliant on the successful build out of an ASP platform internally or the strategic partnering with an existing ASP in the Internet space.

 FISCAL YEAR ENDED DECEMBER 31,2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
                                      2002

REVENUES

Revenues increased to $8,695,000 in 2003 from $6,930,000 in 2002,a $1,765,000 increase or 25%. This increase reflects the acceptance of our product and its implementations. The traditional "shrink wrap" sales increased to $3,062,000 in 2003 from $2,405,000 in 2002, an increase of $657,000 or 27%. The recurring revenues increased to $5,290,000 in 2003 from $4,196,000 in 2002, an increase of $1,094,000 or 26%. Training revenues increased $14,000.

The year 2003 saw a customer increase of 270 for a total of 1300 customers. The increase included 120 subscription customers rather than the traditional shrink-wrap customer. At the end of the year the Company had 256 total ASP Customers.

OPERATIONS AND TECHNICAL SUPPORT EXPENSE

The Operations and Technical Support expenses increased to $1,966,000 in 2003 from $1,710,000 in 2002,a $256,000 increase or 15%. Payroll related costs increased $193,000 due to increased staffing from acquiring three "Horizon" employees and general staff year end bonus' and an increase of $63,000 in depreciation and hardware/software costs.

SALES AND MARKETING EXPENSE

The Sales and Marketing expenses increased to $1,723,000 in 2003 from $1,465,000 in 2002, a $258,000 increase or 18%. Re-seller fees to outside sales entities increased $125,000 reflecting the continued use of this resource. Payroll related costs increased $86,000 due to increased commissions earned. Other general departmental costs such as telephone, travel, courier and postage, etc. decreased $12,000. The Company exhibited at 22 state long-term care conventions, up from 20 in 2002. This resulted in no cost changes from 2002. Expenditures were also made to promote the Company's ASP services in particular and other products in general in the four major long-term care publications with ads running at selected times during the year resulting in increased advertising costs of $23,000.This year the Company sponsored a "customer relations" weekend with various activities, this resulted in increased costs of $36,000.

ENGINEERING EXPENSE

The Engineering expenses increased to $655,000 in 2003 from $549,000 in 2002,a $106,000 increase or 19%. Staffing increased by two persons assisting in product enhancement and development increasing payroll related costs by $72,000 plus $34,000 of costs that were expensed relating to outside consulting related to program application enhancements.

GENERAL AND ADMINISTRATIVE

There was an overall increase in this expense category to $1,825,000 in 2003 from $1,739,000 in 2002, an increase of $86,000 or 5%. Legal, audit and consulting related costs increased $46,000 as a result of increased professional services used and investor relation activities and bad debt reserve increases of $40,000 relating to two clients whose payment ability is questionable.

OPERATING INCOME

The operating income increased to $2,525,000 in 2003 from $1,465,000 in 2001, an increase of $1,060,000. This was the result of increased revenues of $1,742,000 due to increased market penetration and product acceptance and continued recurring revenue growth. The expense increase of $706,000 is attributable to payroll and payroll related costs in pay increases, bonuses and staff additions amounting to $373,000, increased marketing costs of $59,000, increased re-seller fees of 125,000, legal, audit and investor relation cost increases of 46,000 and depreciation and bad debt reserve increases of $103,000. Management believes that these levels of operating expenditures will be maintained during 2004 and will continue to expand the company's product in an ASP environment into an emerging market.

OTHER INCOME (EXPENSE)

The other items in this category include a decrease of $39,000 in interest expense due to the repayment of the company's bank and equipment lease debt. Interest income increased $5,000 in 2003 as a result of more funds being available for investment in interest bearing accounts.

INCOME TAX BENEFIT

The Company has approximately $782,000 of net operating loss carry-forwards with expirations through the year 2021. During 2003 the Company determined it will fully realize the benefits of its deferred tax asset and therefore eliminated the valuation allowance against the deferred tax asset.

  LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

CAPITAL AND DEBT FINANCING

During the twelve months ended December 31, 2003 the Company repurchased 47,000 shares of its common stock for approximately $30,000 from its 2002 "Issuer Bid" and 168,500 shares from its 2003 "Issuer Bid". There were an additional 286,400 shares in process of being purchased and cancelled for approximately $353,000, but the transactions were not completed until February 2004. The 2003 "Normal Course Issuer Bid" was approved by the TSX Venture Exchange to undertake a normal course issuer bid to purchase up to 572,545 shares (5%) of its then 11,450,888 issued and outstanding common shares. Purchases will be made on the open market through facilities of the Toronto Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares pursuant to the bid will be cancelled and returned to the treasury. The bid commenced on March 18, 2003 and will terminate on March 18, 2004, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. As of March 18, 2004, the end of the bid period, 531,600 shares have been purchased for $936,000.

During the twelve months ended December 31, 2003, the Company also purchased 475,000 shares from a former Director of the Company for $180,000. Payment was in the form of a promissory note payable in 24 monthly payments of $7,919 at an interest rate of 5%. Payments commenced January 2003.

Also during 2003 85,520 shares were issued for exercised warrants previously paid for and 373,197 shares were issued from the exercise of options and warrants with proceeds to the Company amounting to $287,839.

During the twelve months ended December 31, 2002 the Company repurchased 415,500 shares of its common stock for approximately $132,000. There were an additional 44,500 shares in process of being purchased and cancelled for $17,000, but the transaction was not completed until January 2003. This activity is in connection with the January 2002 filing of a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the Toronto venture exchange to undertake a normal course issuer bid to purchase up to 585,000 shares (5%) of its then 11,701,368 issued and outstanding common shares. Purchases will be made on the open market through facilities of the Toronto Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to the treasury. The bid commenced on January 21,2002 and terminated on January 20,2003. As of January 20, 2003, the end of the bid, 507,000 shares have been purchased for $180,000.

Also during 2002, 335,000 shares were issued from a previous year's private placement, 201,000 shares were issued for exercised warrants previously paid for and 110,000 shares issued for the cost of a previous private placement.

CASH FLOW

Operating Activities - Net cash provided by operating activities increased by $1,558,000 from 2002 to 2003. The Net Income for the year 2003 increased by $1,203,000 over 2002. Depreciation and amortization increased by $54,000 from 2002 to 2003 and the changes in current assets, current liabilities, other liabilities and prepaid expenses amounted to $301,000 due to increased accounts receivable from higher sales volume and decreases in accounts payable.

Investing Activities - Net cash used in Investing Activities increased by $350,000 from 2002 to 2003. Equipment purchases, software development payments and the Horizon Healthcare acquisition payments account for the usage.

Financing Activities - Net cash provided used in Financing Activities decreased $757,000 from 2002 to 2003. Debt repayment requirements, net of former director loan, were reduced by $784,000. Proceeds from the exercise of warrants and options during 2003 amounted to $288,000, there was none in 2002. Common Stock of the Company was repurchased in the amount of $447,000 in 2003 versus $132,000 in 2002.

RISK FACTORS

         In evaluating the Company and its business, investors should carefully consider the following risk factors in addition to the other information included or incorporated by reference in this prospectus.

WE HAVE A LIMITED OPERATING HISTORY OF DELIVERING SOFTWARE IN AN APPLICATION SERVICE PROVIDER MARKET.

         Our limited operating history in the development and delivery of software applications over the Internet makes it difficult to predict our revenues or operating results. The Company is transitioning to an application service provider model for delivering its On-Line Advantage software over the Internet. The application service provider market is new. Therefore, our application service provider product has not been proven in a commercial environment over a long period of time. There is no assurance that we will be able to successfully build a distribution channel or market our products. We intend to focus our efforts on sales of application service provider software in the United States to post-acute medical facilities through strategic partners, distributors and through healthcare consulting organizations. Market acceptance of our application service provider software will also require us to demonstrate that the cost of our products is competitive with currently available alternatives.

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

WE RELY ON KEY PERSONNEL.

         The Company's future success depends in significant part on the continued service of certain technical and management personnel and the ability to attract and retain highly qualified technical and managerial personnel. Key employees of the Company include Todd Spence (President and Chief Executive Officer), Di Anne Kerrigan (Executive Vice President, Sales and Marketing) and Tom Kerrigan (Director, National Accounts). The Company has entered into employment agreements with these three key personnel.

         The employment agreements with Todd Spence, Di Anne Kerrigan and Tom Kerrigan became effective August 23, 2000 and provide for an annual base salary of $250,000, $175,000 and $100,000, respectively. All three of these employment agreements include non-competition provisions that extend for three years following the employee's termination and non-disclosure provisions that extend indefinitely following the employee's termination.

         Competition for personnel is intense, and there can be no assurance that MDI Technologies can retain its key technical and managerial personnel or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on MDI's business, financial condition and results of operations.

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

         We may experience difficulties in commercializing new product lines. The Company intends to continue to develop new product lines to address its customers' diverse needs. As the Company targets new product lines and markets, we anticipate increases in our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets. The Company may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure. The Company's operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

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

THERE IS AN UNDEVELOPED PUBLIC MARKET FOR OUR COMMON STOCK.

         The Company's common stock has traded on the Toronto Venture Exchange formerly known as the Canadian Venture Exchange since June 1999 and is also listed on the OTC:BB There is no public market for MDI's common stock in the United States. There can be no assurance that an active trading market will develop in the United States or that the market price of the shares on the Toronto Venture Exchange will not decline below the current price.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, therefore expects no impact of the adoption of FIN 46R.

In April 2003,the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149 in 2003.

FASB Statement No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", was issued May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150 in 2003.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                       1

       Consolidated Balance Sheet                                        2

       Consolidated Statement of Operations                              3

       Consolidated Statement of Stockholders' Equity (Deficit)          4

       Consolidated Statement of Cash Flows                              5

       Notes To Consolidated Financial Statements                      6-18

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the two most recent fiscal years through the subsequent interim period, there have been no reportable events as defined in Regulation S-B item 304 (a).

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. There are no Committees of the Board of Directors.

      NAME         AGE                    POSITIONS
----------------   ---      -----------------------------------------
Todd A Spence      47       Chairman of the Board, Chief Executive
                            Officer and President

DiAnne Kerrigan    48       Director and Vice President of Sales, and
                            Secretary

Byron Flateland    53       Director (Resigned March 11,2004)

Donna Boschert     42       Vice President of Operations, Ass't
                            Secretary

Thomas K. Andrew   61       Chief Financial Officer, Treasurer

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

OTHER ASSOCIATIONS

During the past five years, former principals of the Company had served as principals of the following reporting issuers during the periods and in the capacities noted below:

PRINCIPAL     REPORTING ISSUER         CAPACITY             PERIOD
---------     ----------------         --------             ------
None

The Company has not yet fully developed a written code of ethics policy as instituted by the Sarbanes-Oxley Act nor has an audit committee been formed. The Company is currently developing a written form of ethics that will update and formalize our long standing informal policy and is also forming an audit committee outside the purview of the CEO and CFO.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 2003.

                                     Annual Compensation                               Awards
                                     -------------------                               ------
       (a)                    (b)            (c)        (d)            (e)           (f)            (g)
                                                                     Other         Restricted    Securities
  Name and Principal                                                 Annual          Stock       Underlying
       Position              Year           Salary      Bonus        Comp (a)        Awards     Options/SAR's(#)
--------------------         ----           ------      -----        --------        ------     ----------------
Todd A Spence                2003         $326,492     $ 163,378    $ 12,00           0          250,000 (b)
  President, CEO             2002         $287,650     $ 185,000    $12,840           0                0
                             2001         $257,613     $       0    $10,500           0          150,000 (c)

Di Anne Kerrigan             2003         $215,951     $ 109,142    $ 9,830           0          100,000 (b)
   Vice President-sales      2002         $192,213     $  98,804    $11,655           0                0
                             2001         $175,632     $       0    $10,500           0           62,500 (c)

Thomas K. Andrew             2003         $113,666     $   6,115    $ 1,749           0                0
  Treasurer, CFO             2002         $105,000     $  19,259    $ 6,432           0                0
                             2001         $100,000     $       0    $ 5,500           0           50,000 (c)

Donna Boschert               2003         $103,403     $  13,539    $ 3,998           0                0
 Vice President-Operations   2002         $ 91,332     $  25,874    $ 5,914           0            7,088 (d)
                             2001         $ 84,960     $       0    $ 5,098           0                0

(a) MDI matching contributions to 401(k) plan.

(b) Options with exercise price of $0.84 per share

(c) Options with exercise price of $0.21 per share

(d) Options with exercise price of $0.22 per share

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

In the fiscal year ended December 31, 2003, stock options were granted to the named executive officers as follows:

                        NUMBER OF           % OF TOTAL OPTIONS
                    SHARES UNDERLYING      GRANTED TO EMPLOYEES   EXERCISE      EXPIRATION
  NAME               OPTIONS GRANTED          IN FISCAL YEAR       PRICE           DATE
  ----              -----------------      --------------------   --------      ----------
Todd A Spence         250,000                  50.0%                $0.84     February 12, 2007
Di Anne Kerrigan      100,000                  20.0%                $0.84     February 12, 2007

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                       SHARES                  NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                    ACQUIRED ON     VALUE       UNEXERCISED OPTIONS/SAR'S AT       IN-THE-MONEY OPTIONS AT FYE
NAME                  EXERCISE     REALIZED     FYE EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
----                -----------    --------    -------------------------------    ----------------------------
Todd Spence             0             0              233,333/ 166,667                 $334,833/$171,667
Pres,CEO

Di Anne Kerrigan        0             0               95,833/ 66,667                  $138,083/$68,667
VP, Sec'y

Thomas Andrew           0             0              100,000/ 0                       $166,000/ 0
Treasurer, CFO

Donna Boschert          0             0               14,881/ 0                       $ 24,632/ 0
VP-Operations

         (1) The year-end value represents the difference between the option exercise prices (ranging from $0.21 to $0.84 per share) and the $1.87 market value of the Company's common stock on December 31,2003 multiplied by the number of shares under option. Market value represents the closing price reported by the Toronto Venture Exchange on December 31,2003.

Compensation of Directors - The directors of the Company are not currently compensated for serving as directors.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

Todd Spence, Di Anne Kerrigan, Thomas Kerrigan - On August 23, 2000 the Company and Mr. Spence, Mrs. Kerrigan and Mr. Kerrigan entered into employment agreements until terminated for Cause, as defined in the agreement, or for any reason other than Cause at any time. If the Company terminates the employee without cause, the Employee shall be entitled to receive from the Company his/her base salary for a period of 24 months, on the same terms as if their employment had not been terminated, but Employee shall not be entitled to receive any other payments, rights or benefits from the Company. During the term of the Employee's employment, the Company shall pay Employee an annual salary as follows, Todd Spence -$250,000, Di Anne Kerrigan - $175,000, Thomas Kerrigan - $100,000. Such salaries may be increased from time to time and employee shall the opportunity to earn a bonus of up to 50% of his/her annual salary each calendar year upon achieving milestones, completion of tasks and satisfying financial performance criteria established by the Board of Directors in writing, delivered to Employee within the first month of each calendar year.

In January 2003, Mr. Spence's agreement was amended that in the event this agreement terminates because of his death or disability his spouse or estate is entitled to 5 equal annual payments of $100,000. This benefit to Mr. Spence has an actuarial present vale of $80,807 at December 31,2003 and accordingly has been recognized as a liability at December 31, 2003.

Each of the three above agreements include non-competition provisions that extend for three years following the employees termination and non-disclosure provisions that extend indefinitely following employees termination.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2004 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock, underlying options and warrants which are exercisable within 60 days from the above date.

                                                     AMOUNT AND NATURE OF             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP               CLASS
Todd A Spence, CEO, President, Director                  2,606,999 (1)                   21%
940 West Port Plaza, #100, St.Louis, MO 63146

Di Anne Kerrigan, Vice President-Sales, Director         1,111,332 (2)                    9%
940 West Port Plaza, #100, St.Louis, MO 63146

Thomas Kerrigan, National Accounts Sales Director          518,332 (3)                    4%
940 West Port Plaza, #100, St.Louis, MO 63146

Byron Flateland, Director and Former Chief                 607,687 (4)                    5%
 Technical Officer
11350 W 72nd Place, Arvada, CO 80005

Jill Flateland, Former Director, Former COO and            745,000 (5)                    6%
  Executive Vice President
11350 W 72nd Place, Arvada, CO 80005

All Directors and Executive Officers as a group          5,736,831                       46%

(1) Includes 316,666 options exercisable presently or within 60 days.

(2) Includes 129,166 options exercisable presently or within 60 days.

(3) Includes 70,832 options exercisable presently or within 60 days.

(4) Includes 29,167 options exercisable presently or within 60 days. Also includes one half of 150,000 shares owned jointly with Jill Flateland.

(5) Includes one half of 150,000 shares owned jointly with Byron Flateland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2002, the Company entered into a one (1) year agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make the Company's name and business better known to shareholders, investors and industry professionals. Tangent receives a monthly fee of CDN$5,000 plus pre-approved expenses incurred by Tangent. This agreement was renewed for one year in April 2003. Tangent principals also received a total of 100,000 options to purchase MDI shares at US$0.30 per share in April 2002. These options were exercised in April 2003. In May 2003 the Tangent principals received a total of 100,000 options to purchase MDI shares at US$1.10 per share. The options vest at various rates through May 27, 2005 and expire at May 27, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS - Exhibits required as part of this report are listed in the index appearing on page 20

(b) REPORTS - Reports on Form 8-K:

         On July 22, 2003, the Company filed a current report on Form 8-K reporting under items 7 and 9, announcing the Company's preliminary estimated results for the quarter ended June 30, 2003.

         On October 2, 2003, the Company filed a current report on Form 8-K reporting under item 9, announcing the Company's acquisition of certain assets of Horizon Healthcare Technologies, Inc.

         On January 14, 2004, the Company filed a current report on Form 8-K reporting under item 9, announcing the Company's preliminary estimated results for the year 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our Company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Rubin, Brown, Gornstein & Co.,LLP, Certified Public Accountants, are as follows:

                                                2003               2002
                                                ----               ----
Audit Fees                                     42,500             35,300
Tax Fees                                        4,000              4,400
All Other Fees                                  6,250                  0

"All Other Fees" are fees for assistance in the following matters: asset acquisition issues, software development items and Sarbanes-Oxley consultations.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does no have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Rubin, Brown, Gornstein & Co., LLP, as well as the fees charged by Rubin, Brown, Gornstein & Co., LLP for such services.

                                   SIGNATURES

Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MDI Technologies, Inc.

Date: March 30, 2004                         By: /s/ Todd A Spence
                                                 -------------------------------
                                                 Todd A Spence
                                                 President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

SIGNATURES                   TITLE                               DATE

/s/ DiAnne Kerrigan       Vice President - Sales and Director     March 30, 2004
--------------------
Di Anne Kerrigan

/s/ Thomas Kerrigan       Director                                March 30, 2004
--------------------
Thomas Kerrigan

/s/Thomas K. Andrew       Chief Financial Officer                 March 30, 2003
--------------------
Thomas K. Andrew

                                INDEX TO EXHIBITS

EXHIBITS

23.1 Consent of Rubin, Brown, Gornstein & Co., LLP, Independent Auditors

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                             MDI TECHNOLOGIES, INC.

                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

CONTENTS

                                                                 PAGE
INDEPENDENT AUDITORS' REPORT............................            1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet..........................            2

    Consolidated Statement Of Income....................            3

    Consolidated Statement Of Stockholders' Equity......            4

    Consolidated Statement Of Cash Flows................            5

    Notes To Consolidated Financial Statements..........       6 - 21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MDI Technologies, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of MDI Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Technologies, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
February 4, 2004

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
CURRENT ASSETS
     Cash                                                              $  1,988,816    $    454,848
     Restricted cash                                                        250,189              --
     Accounts receivable - trade, net of allowance for uncollectible
          accounts of $75,000 in 2003 and $60,000 in 2002                   933,668         583,092
     Other current assets                                                   100,093          40,878
     Deferred tax asset                                                     228,700              --
                                                                       ------------    ------------
               TOTAL CURRENT ASSETS                                       3,501,466       1,078,818

PROPERTY AND EQUIPMENT, NET                                                 500,254         517,405

INTANGIBLES, NET                                                            736,265              --

OTHER ASSETS                                                                333,110          21,539
                                                                       ------------    ------------

                                                                       $  5,071,095    $  1,617,762
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                              $     92,501    $     11,357
     Deferred revenue                                                       631,741          42,045
     Accounts payable                                                       370,792         279,577
     Accrued expenses                                                       142,162         134,506
     Accrued profit sharing plan contribution                                99,326         192,586
     Contingent acquisition liability                                       101,148              --
                                                                       ------------    ------------
               TOTAL CURRENT LIABILITIES                                  1,437,670         660,071

DEFERRED TAX LIABILITY                                                       83,000              --

DEFERRED COMPENSATION LIABILITY                                              80,807              --
                                                                       ------------    ------------

TOTAL LIABILITIES                                                         1,601,477         660,071
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock: $.001 par value, 50,000,000 shares authorized,
          11,655,585 and 11,931,868  shares issued and outstanding           11,656          11,931
          at December 31, 2003 and 2002, respectively
     Additional paid-in capital                                           4,499,068       4,611,007
     Retained earnings (deficit)                                         (1,041,106)     (3,665,247)
                                                                       ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY                                 3,469,618         957,691
                                                                       ------------    ------------

                                                                       $  5,071,095    $  1,617,762
                                                                       ============    ============

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                 FOR THE YEARS
                                                               ENDED DECEMBER 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
REVENUES                                                  $  8,695,142    $  6,929,572
                                                          ------------    ------------

OPERATING EXPENSES
     Operations and technical support                        1,966,650       1,710,471
     Sales and marketing                                     1,723,408       1,465,119
     Engineering                                               655,102         549,380
     General and administrative                              1,825,232       1,739,302
                                                          ------------    ------------
               TOTAL OPERATING EXPENSES                      6,170,392       5,464,272
                                                          ------------    ------------

OPERATING INCOME                                             2,524,750       1,465,300
                                                          ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                                           (7,027)        (46,097)
     Interest income                                             7,618           2,225
                                                          ------------    ------------
               TOTAL OTHER INCOME (EXPENSE)                        591         (43,872)
                                                          ------------    ------------

INCOME BEFORE TAXES                                          2,525,341       1,421,428

INCOME TAX BENEFIT                                              98,800              --
                                                          ------------    ------------

NET INCOME                                                $  2,624,141    $  1,421,428
                                                          ============    ============

EARNINGS PER SHARE - BASIC                                $       0.23    $       0.12
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC       11,618,501      11,933,422
                                                          ============    ============

EARNINGS PER SHARE - DILUTED                              $       0.22    $       0.12
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED     11,985,117      12,098,940
                                                          ============    ============

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                             COMMON STOCK           ADDITIONAL      RETAINED         TOTAL
                                                      --------------------------      PAID-IN       EARNINGS      STOCKHOLDERS'
                                                         SHARES        AMOUNT         CAPITAL       (DEFICIT)   EQUITY (DEFICIT)
                                                      -----------    -----------    -----------    -----------  ----------------
BALANCE - JANUARY 1, 2002                              11,701,368    $    11,701    $ 4,743,258    $(5,086,675)   $  (331,716)

EXERCISE OF STOCK WARRANTS                                201,000            201           (201)            --             --

PURCHASE AND RETIREMENT OF COMMON STOCK                  (415,500)          (416)      (131,605)            --       (132,021)

PRIVATE PLACEMENT OFFERING COSTS                          110,000            110           (110)            --             --

ADDITIONAL SHARES ISSUED ARISING FROM
   2001 WARRANT SALE                                      335,000            335           (335)            --             --

NET INCOME                                                     --             --             --      1,421,428      1,421,428
                                                      -----------    -----------    -----------    -----------    -----------

BALANCE  - DECEMBER 31, 2002                           11,931,868         11,931      4,611,007     (3,665,247)       957,691

EXERCISE OF STOCK WARRANTS                                326,020            326        249,281             --        249,607

EXERCISE OF STOCK OPTIONS                                 132,697            133         38,099             --         38,232

PURCHASE AND RETIREMENT OF COMMON STOCK                  (735,000)          (734)      (446,219)            --       (446,953)

TAX BENEFIT OF NONQUALIFIED STOCK OPTIONS EXERCISED            --             --         46,900             --         46,900

NET INCOME                                                     --             --             --      2,624,141      2,624,141
                                                      -----------    -----------    -----------    -----------    -----------

BALANCE  - DECEMBER 31, 2003                           11,655,585    $    11,656    $ 4,499,068    $(1,041,106)   $ 3,469,618
                                                      ===========    ===========    ===========    ===========    ===========

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          FOR THE YEARS
                                                                                        ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $  2,624,141    $  1,421,428
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization                                            193,724         139,534
               Deferred income taxes                                                    (98,800)             --
               Realization of acquired deferred revenue                                (136,284)             --
               Change in assets and liabilities:
                    Increase in accounts receivable                                    (350,576)        (69,498)
                    (Increase) decrease in other current assets and other assets        (93,188)          9,686
                    Increase (decrease) in deferred revenue                             185,128         (42,045)
                    Increase (decrease) in accounts payable and accrued expenses          5,611        (606,669)
                    Increase in deferred compensation                                    80,807              --
                                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,410,563         852,436
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                               (156,838)       (197,869)
     Payments for capitalized software development                                     (277,598)             --
     Payments for Horizon Healthcare Technologies, LLC                                 (114,000)             --
                                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (548,436)       (197,869)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                       180,500          42,210
     Payments on long-term debt                                                         (99,356)       (251,377)
     Proceeds from exercise of stock warrants                                           249,607              --
     Proceeds from exercise of stock options                                             38,232              --
     Net payments on note payable                                                            --        (494,000)
     Purchase of treasury stock                                                        (446,953)       (132,021)
                                                                                   ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (77,970)       (835,188)
                                                                                   ------------    ------------

NET INCREASE IN CASH                                                                  1,784,157        (180,621)

CASH - BEGINNING OF YEAR                                                                454,848          71,403
                                                                                   ------------    ------------

CASH - END OF YEAR                                                                 $  2,239,005    $   (109,218)
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                 $      7,027    $     46,097
                                                                                   ------------    ------------
     Noncash investing and financing activities (Note 17)

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary Management-Data, Inc. d/b/a MDI Technologies, Inc. (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

         ESTIMATES AND ASSUMPTIONS

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may differ from those estimates.

         RECLASSIFICATIONS

         Certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 financial statement presentation. These reclassifications have no effect on the previously reported net income.

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

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

         CASH

         The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company maintained approximately $1,722,000 and $356,000 at December 31, 2003 and 2002, respectively, in excess of the FDIC limit of $100,000. Restricted cash consists of amounts held in an escrow account for potential future acquisition payments of Horizon Healthcare Technologies, Inc. The term of this escrow account is through September 2004.

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

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over each asset's estimated useful life, ranging from 3 to 10 years.

         SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed three years. There was no amortization charged to operations in 2003 as the Company's capitalized software is not yet available for general release to customers.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

         GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets. FAS-142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. In accordance with FAS-142, the Company's goodwill balance will not be amortized; rather, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

         INTANGIBLES

         The customer listing is amortized over a five-year period, in accordance with FAS-142. Intangible assets with estimable useful lives are reviewed for impairment in accordance with Statement of Financial Accounting Standards no. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company does not have any intangible assets with indefinite lives.

         INCOME TAXES

         The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         ADVERTISING

         The Company expenses the costs of advertising as incurred. Advertising expense totaled $67,131 in 2003 and $58,110 for 2002.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (FAS-123) (Note 15). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock, and the amount an employee must pay to acquire the stock.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS-123, to stock-based employee compensation.

                                                                 2003               2002
                                                              -----------        -----------
Net income, as reported                                       $ 2,624,141        $ 1,421,428
Deduct:  Total stock-based employee
   compensation determined under fair
   value based method for all awards, net of
   related tax effects                                            208,748            164,988
                                                              -----------        -----------
Pro forma net income                                          $ 2,415,393        $ 1,256,440
                                                              ===========        ===========
Earnings per share:
   Basic - as reported                                        $      0.23        $      0.12
   Basic - pro forma                                                 0.21               0.11

   Diluted - as reported                                             0.22               0.12
   Diluted - pro forma                                               0.20               0.11

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

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149 in 2003.

         FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150 in 2003.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

2.       OPERATIONS

         The Company operates within one segment and sells software or the use of its software to health care providers for the management and operations of their businesses. It also provides maintenance and support, training and consulting to its customers. Its primary customers are nursing homes and home health agencies located throughout the United States. The Company generally extends unsecured credit to its customers.

3.       ACQUISITIONS

         In October 2003, the Company acquired certain assets and assumed certain deferred revenue obligations of Horizon Healthcare Technologies, LLC (Horizon). As of October 2003 the results of the purchase accounting of Horizon are included in the Company's income statement. The acquired assets consist of a customer listing, goodwill, software source code, and a non-compete agreement. The Company is obligated to maintain and support the Horizon customers that continue to utilize Horizon's software product (Master Series) throughout the remaining life of the maintenance agreements associated with Horizon and the customers, or September 2004 whichever is sooner. The Company will not sell Horizon's Master Series Software, thus this asset was not allocated any fair value in the purchase accounting. The Company anticipates converting Horizon's customers to the Company's software product (On-Line Advantage) at the end of each respective customers' maintenance agreements. The non-compete agreement stated that all managers, directors, officers, employees, and agents of Horizon would not be allowed to compete against the Company for two years. The Company determined that due to Horizon ceasing all operations soon after the acquisition, and the former owner retiring, the non-compete agreement was not allocated any fair value in the purchase accounting. The remaining assets, liabilities, revenue sources, or operating expenses of Horizon were not acquired or assumed thus a condensed balance sheet and income statement of Horizon have not been included in these financial statements.

         Under the terms of the acquisition agreement, the Company is required to pay $3,000 for each Horizon customer converted to On-Line Advantage. There are no other payments required per the agreement. The Company has setup an escrow deposit account in the amount of $250,000 to fund the conversion fees owed to Horizon. The conversion fees are due October 15, 2004 for the conversions occurring before September 30, 2004. Any conversion fees in excess of the escrow deposit account will be due by the 15th day of the month following the month in which the excess fees were earned.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements(Continued)

         As of December 31, 2003, the total purchase price incurred is $654,852, consisting of the assumption of $540,852 of acquired deferred revenue obligations and the amounts owed for conversion fees of $114,000 pertaining to 38 customers the Company has converted as of December 31, 2003. The Company expects to convert 100 of the 200 Horizon customers and is expected to receive on average $3,947 per customer under the acquisition agreement. The Company determined intangible assets to be $756,000, which represents a customer listing. The Company estimated the fair value of the customer listing based on an independent valuation. The Company determined the customer listing to have a useful life of ten years for financial statement amortization purposes. The intangible assets are expected to be fully deductible for tax purposes.

4.       ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

         Changes in the Company's allowance for uncollectible accounts for 2003 and 2002, were as follows:

                       BALANCE AT                PROVISION         WRITE-OFFS            BALANCE
                        BEGINNING            FOR UNCOLLECTIBLE       NET OF              AT END
YEAR                    OF YEAR                  ACCOUNTS         RECOVERIES            OF YEAR
----                   ----------            -----------------    ------------          --------
2003                    $ 60,000                 $ 68,210           $(53,210)           $ 75,000
2002                      45,000                   30,030            (15,030)             60,000

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                      2003         2002
                                  ----------   ----------
Automobile                        $   39,725   $   39,725
Furniture and fixtures                38,040       38,040
Equipment                            998,204      865,769
Leasehold improvements               183,992      159,589
                                  ----------   ----------
                                   1,259,961    1,103,123
Less:  Accumulated depreciation      759,707      585,718
                                  ----------   ----------
                                  $  500,254   $  517,405
                                  ==========   ==========

         Depreciation and amortization of property and equipment charged against income was $173,989 in 2003 and $139,534 in 2002.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

6.       INTANGIBLE ASSETS

         Intangible assets consist of:

                                                             2003         2002
                                                           ---------------------
AMORTIZED INTANGIBLE ASSETS:
Customer Listing                                           $756,000     $     --
   Less:  Accumulated amortization                           19,735           --
                                                           --------     --------
                                                           $736,265     $     --
                                                           ========     ========

         Amortization of intangible assets charged against income amounted to $19,735 in 2003.

         The scheduled future amortization expense is as follows:

YEAR      AMOUNT
-----------------
2004     $ 75,600
2005       75,600
2006       75,600
2007       75,600
2008       75,600
         --------
         $378,000
         ========

7.       OTHER ASSETS

         Other current assets consist of:


                                                            2003          2002
                                                           ---------------------
Deposits                                                   $ 21,539     $ 21,539
Software development costs                                  277,598           --
Cash surrender value of life insurance policies              33,973           --
                                                           --------     --------
                                                           $333,110     $ 21,539
                                                           ========     ========

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

8.       DEFERRED COMPENSATION

         In 2003, the Company entered into a deferred compensation agreement with a key executive. The agreement provides for certain payments to the key executive's spouse that become payable upon the death of the key executive if the key executive is still employed by the Company at that time. The Company accrues the present value of the future benefit payments to the spouse, which are $100,000 per year for five years after the date of death, over the period from the date of the agreement to the expected date of death. The Company recognized expense of $80,807 in 2003 to accrue the present value of this deferred compensation liability. This liability will be accreted each year until its projected maturity date in 2040.

9.       LONG-TERM DEBT

         Long-term debt consists of:

                                                            2003          2002
                                                         -----------------------
Note payable  - former stockholder. Monthly
installments of $7,919 including interest at 5%, due
December 2004                                            $  92,501     $      --

Note payable - secured by insurance policies, due in
monthly installments of $3,786 including interest at
11%, paid March 2003                                            --        11,357
                                                         ---------     ---------
                                                            92,501        11,357
Less:  Current maturities                                   92,501        11,357
                                                         ---------     ---------
                                                         $      --     $      --
                                                         =========     =========

10.      NOTE PAYABLE

         The Company has a line-of-credit agreement with a bank. The line-of-credit agreement provides for borrowings up to $1,000,000 and matures in November 2004. Interest is payable monthly at either the prime rate or the 30-day LIBOR rate plus 2.75% on all outstanding borrowings. The outstanding borrowings are collateralized by substantially all of the Company's assets and a personal guarantee from a stockholder of the Company. There are no outstanding borrowings under this agreement as of December 31, 2003 and 2002.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

11.      EARNINGS PER SHARE

         A reconciliation of the denominators of the basic and diluted per share computations is as follows:

                                                            2003           2002
                                                         -------------------------
Weighted average number of common
   shares outstanding - basic                            11,618,501     11,933,422

Effect of dilutive securities                               366,616        165,518
                                                         ----------     ----------
Weighted average number of common shares
outstanding - diluted                                    11,985,117     12,098,940
                                                         ==========     ==========

12.      PROFIT SHARING AND 401(k) PLAN

         The Company has a profit sharing and 401(k) plan covering substantially all eligible employees. The plan provides for matching of employee contributions up to 2% of the participant's annual compensation. The Company, at the discretion of its Board of Directors, may elect to make a voluntary contribution in addition to the matching amount but not to exceed 4% of the participant's annual compensation. The Company contributed $93,260 and $104,273 to the plan in 2003 and 2002, respectively.

13.      INCOME TAXES

         Income tax benefit consists of:

                                                           2003            2002
                                                         ------------------------
Income taxes at statutory rates in effect:
   Federal                                               $ 722,000      $ 464,000
   State                                                   115,000         76,000
Utilization of net operating loss carry forwards          (840,000)      (540,000)
Deferred income taxes                                      (98,800)            --
                                                         ---------      ---------
                                                         $(101,800)     $      --
                                                         =========      =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

         The sources of temporary differences and their effect on deferred taxes are as follows:

                                                              2003            2002
                                                         ------------------------------
DEFERRED INCOME TAX ASSETS:
   Allowance for doubtful accounts                       $     28,500      $     23,000
   Net operating loss carry forwards                          297,100         1,261,000
   Intangibles                                                  5,000                --
   Valuation allowance                                             --        (1,142,500)
   Deferred compensation                                       30,700                --
                                                         ------------      ------------
DEFERRED INCOME TAX ASSETS                                    361,300           141,500
                                                         ------------      ------------

DEFERRED INCOME TAX LIABILITIES:
   Capitalized software development costs                    (105,500)               --
   Conversion to cash method for tax purposes                 (64,300)         (115,000)
   Prepaid expenses                                           (32,600)               --
   Property and equipment                                     (13,200)          (26,500)
                                                         ------------      ------------
DEFERRED INCOME TAX LIABILITIES                              (215,600)         (141,500)
                                                         ------------      ------------
NET DEFERRED INCOME TAX ASSET                            $    145,700      $         --
                                                         ============      ============

         The net deferred income tax asset is made up of the following:

                                                            2003          2002
                                                         ------------------------
Net current deferred income tax asset                    $ 228,700      $      --
Net long-term deferred income tax liability                (83,000)            --
                                                         ---------      ---------
Net deferred income tax asset                            $ 145,700      $      --
                                                         =========      =========

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                               2003            2002
                                                               --------------------
Income taxes at statutory rates                                 34%             34%
State income taxes, net of federal
   income taxes                                                  4               4
Nondeductible expenses and other                                 4               5
Realization of deferred tax asset valuation
   allowance                                                   (46)             --
Utilization of fully reserved net operating loss
   carryover                                                    --             (43)
                                                               ---             ---
Income tax benefit                                              (4)%            --%
                                                               ===             ===

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

         The Company has net operating loss carry forwards of approximately $782,000 available through 2021. The Company's ability to utilize all or part of these loss carry forwards depends on future profitability and the current tax law.

14.      COMMITMENTS

         LEASES

         The Company leases office space under an operating lease with its term expiring in January 2006. The lease requires additional payments covering taxes, insurance and other common area costs. In addition, the Company rents various office equipment under operating leases expiring through 2008. Rent expense under all of these leases was $291,517 in 2003 and $268,677 in 2002.

         The scheduled future minimum lease payments as of December 31, 2003 are as follows:

YEAR      AMOUNT
-----------------
2004     $298,810
2005      298,215
2006       35,181
2007       11,130
2008          625
         --------
         $643,961
         ========

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain officers that require annual salary levels with specified termination benefits should a termination occur. The agreements renew automatically every year until terminated. Annual compensation required by the employment agreements is $525,000.

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

15.      STOCK OPTIONS AND WARRANTS

         STOCK OPTION PLAN

         The Company has a stock option plan (the Plan) to provide directors, officers and other key employees options to purchase a maximum of 1,010,177 shares of the Company's stock. Under the terms of the Plan, the Plan committee may grant officers and employees, "non-qualified" options, as defined by the Internal Revenue Code and the Board may award non-qualified options to non-employee directors. The purchase price of the shares subject to an option will be the market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of the grant, the purchase price shall be at least 110% of the fair market value at the date of the grant. The exercise term shall be no longer than five years from the date of the grant. Option vesting is determined upon each issuance.

         The following summarizes information about the stock options outstanding:

                                                                                 WEIGHTED
                                                               RANGE OF           AVERAGE
                                                NUMBER OF      EXERCISE          EXERCISE
                                                 OPTIONS         PRICE            PRICE
                                               ------------------------------------------
OPTIONS OUTSTANDING - JANUARY 1, 2002            832,833     $ 0.21 - 4.47        $ 1.46

OPTIONS GRANTED                                  200,000       0.22 - 0.30          0.26

OPTIONS CANCELLED                               (281,250)      1.00 - 4.47          3.21
----------------------------------------------------------------------------------------

OPTIONS OUTSTANDING - DECEMBER 31, 2002          751,583       0.21 - 4.25          0.59

OPTIONS GRANTED                                  500,000       0.84 - 1.10          0.89

OPTIONS EXERCISED                               (132,697)      0.21 - 1.00          0.30

OPTIONS CANCELLED                               (112,144)      0.21 - 1.00          0.92
----------------------------------------------------------------------------------------

OPTIONS OUTSTANDING - DECEMBER 31, 2003        1,006,742     $ 0.21 - 4.25        $ 0.67
========================================================================================

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

         The following summarizes information about the stock options outstanding at December 31, 2003:

                                 REMAINING
EXERCISE           NUMBER       CONTRACTUAL       OPTIONS
  PRICE         OUTSTANDING     LIFE (YEARS)    EXERCISABLE
------------------------------------------------------------
 $ 0.21            394,580          0.9           394,580
   0.22             82,995          2.1            82,995
   0.84            400,000          3.1           133,332
   1.10            100,000          3.4            25,000
   4.25             29,167          1.3            29,167
                 ---------                        -------
                 1,006,742                        665,074
                 =========                        =======

         The pro forma amounts reflected above are not representative of the effects on reported net income (loss) because, in general, the options granted typically do not vest for several years and additional awards are made each year. The weighted-average fair value of options at date of grant for options granted during 2003 and 2002 was $0.53 and $0.14 per option, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                          2003                2002
                                      --------------------------------
Dividend yield                                  --                  --

Range of expected lives                    4 YEARS         4 - 5 years

Expected volatility                   131 AND 125%               88.7%

Risk-free interest rate               1.5 AND 1.8%                1.5%

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

         The following summarizes information about the Company's stock warrants outstanding:

                                      NUMBER            WEIGHTED AVERAGE
                                    OF SHARES            EXERCISE PRICE
                                    ------------------------------------
WARRANTS OUTSTANDING -
   JANUARY 1, 2002                  ,194,839                 $ 1.39

WARRANTS GRANTED                          --                     --

WARRANTS EXERCISED                  (201,000)                    --

WARRANTS FORFEITED                  (955,299)                  1.12
-------------------------------------------- ----------------------

WARRANTS OUTSTANDING -
   DECEMBER 31, 2002                ,038,540                   2.09

WARRANTS GRANTED                          --                     --

WARRANTS EXERCISED                  (326,050)                  1.33

WARRANTS FORFEITED                  (286,520)                  2.25
-------------------------------------------- ----------------------
WARRANTS OUTSTANDING -
   DECEMBER 31, 2003                 426,000                 $ 3.04
===================================================================

         The following summarizes information about the stock warrants outstanding at December 31, 2003:

                                REMAINING
EXERCISE        NUMBER         CONTRACTUAL        WARRANTS
 PRICE        OUTSTANDING      LIFE (YEARS)     EXERCISABLE
-----------------------------------------------------------
  1.00           60,220            0.2             60,220
  1.15           65,780            0.2             65,780
  3.86          300,000            1.7            300,000
                -------                           -------

                426,000                           426,000
                =======                           =======

MDI TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair values of each class of financial instrument for which it is practicable to estimate that value:

         NOTE PAYABLE - LINE OF CREDIT

         It is presumed that the carrying amount of the line of credit is a reasonable estimate of the fair value because the financial instrument bears a variable interest rate.

         LONG-TERM DEBT

         The carrying amount of other long-term debt has been discounted to its present value.

         DEFERRED COMPENSATION LIABILITY

         The carrying amount of deferred compensation liability has been discounted to its present value.

                                                 2003                          2002
                                         ---------------------        ----------------------
                                         CARRYING       FAIR          Carrying        Fair
                                           VALUE        VALUE           Value         Value
                                         ---------------------        ----------------------
FINANCIAL LIABILITIES
   Line of credit                        $    --       $    --         $    --       $    --
   Long-term debt                         92,501        92,501          11,357        11,357
   Deferred compensation liability        80,807        80,807              --            --

17.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company incurred the following noncash investing activities in connection with its acquisition of Horizon Healthcare Technologies, LLC in 2003:

                  - Purchase accounting resulted in the Company recording the fair values of a customer listing ($756,000), acquired deferred revenue ($540,852) and a contingent acquisition liability ($215,148).

                  - Subsequent to the acquisition date, the Company provided services under its acquired deferred revenue obligations and accordingly recognized revenue of $136,284 for which the Company received no cash.

         In 2003, the Company recorded a deferred tax asset and additional paid in capital of $46,900 in connection with the tax benefit of nonqualified stock options exercised in 2003. The Company entered into capital lease obligations to purchase certain property and equipment costing $38,787 in 2002.