Form 10QSB
period 2004-03-31
MDI TECHNOLOGIES INC
filed 2004-05-17
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X-Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For The Quarterly Period Ended March 31, 2004

                        Commission File Number 333-76427


                             MDI Technologies, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                       84-1165714
------------------------                        ------------------------
(State of Incorporation)                        (IRS Employer ID Number)


       940 West Port Plaza, #100                  St.Louis, MO. 63146
----------------------------------------          --------------------
(Address of Principle Executive Offices)          (city) (state) (zip)


                                 (314) 439-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

The number of shares outstanding of the Registrant's $.001 par value common stock on May 14,2004 was 11,411,048 shares.

Transitional Small Business Disclosure format (check one): Yes     No x
                                                               ---   ---

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                         3-6

        Item 2. Management's Discussion and Analysis or Plan of Operation   7-11

        Item 3. Controls and Procedures                                       11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             12

        Item 2. Change in Securities                                          12

        Item 3. Default Upon Senior Securities                                12

        Item 4. Submission of Matters to a Vote of Security Holders           12

        Item 5. Other Information                                             12

        Item 6. Exhibits and Reports on Form 8-K                              12

        Signatures                                                            13

        Certifications                                                      14-17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS                                                   March 31, 2004      Dec.31, 2003
------------------------------------------------------   ---------------    ---------------
CURRENT ASSETS

Cash                                                           2,246,732          1,988,816
Restricted cash                                                  250,502            250,189
Accounts receivable, net                                       1,000,844            933,668
Other current assets                                             101,406            100,093
Deferred tax asset                                                12,485            228,700
                                                         ---------------    ---------------
     Total Current Assets                                      3,611,969          3,501,466


PROPERTY AND EQUIPMENT, at cost                                1,319,429          1,259,961
    Less Accumulated depreciation                               (778,047)          (759,707)
                                                         ---------------    ---------------
     Total Equipment, net                                        541,382            500,254

INTANGIBLES, NET                                                 716,532            736,265

OTHER ASSETS                                                     458,439            333,110
                                                         ---------------    ---------------

     TOTAL ASSETS                                              5,328,322          5,071,095
                                                         ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capitalized
  lease obligations                                               69,807             92,501
Accounts payable and accrued expenses                            764,409            612,280
Deferred revenue                                                 493,152            631,741
Contingent acquisition liability                                  53,148            101,148
                                                         ---------------    ---------------
           Total Current Liabilities                           1,380,516          1,437,670

DEFERRED TAX LIABILITY                                           220,600             83,000

DEFERRED COMPENSATION LIABILITY                                   81,511             80,807

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $.001 per share, 50,000,000
shares authorized, 11,484,821 shares at March 31,2004
and 11,655,585 at December 31,2003 issued
and outstanding                                                   11,485             11,656

Additional paid-in capital                                     4,098,035          4,499,068
Accumulated deficit                                             (463,825)        (1,041,106)
                                                         ---------------    ---------------
                                                               3,645,695          3,469,618



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     5,328,322          5,071,095
                                                         ===============    ===============


     The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ------------------------------
                                                         2004             2003
                                                     -------------    -------------
REVENUES
  ASP and Support Revenues                               1,573,816        1,210,554
  Shrink Wrap Sales                                      1,107,543          798,157
  Training Fees                                             85,101          100,854
                                                     -------------    -------------
     Total Revenue                                       2,766,460        2,109,565

OPERATING EXPENSES
  Operations and technical support                         542,369          440,938
  Sales and marketing                                      471,062          465,540
  Engineering                                              173,736          137,317
  General and administrative                               650,532          492,755
                                                     -------------    -------------

     Total Operating Expenses                            1,837,699        1,536,550
                                                     -------------    -------------

OPERATING INCOME                                           928,761          573,015

OTHER INCOME (EXPENSE)
  Interest expense                                          (1,062)          (2,167)
  Interest income                                            3,392              741
                                                     -------------    -------------
                                                             2,330           (1,426)
                                                     -------------    -------------

INCOME TAX PROVISION                                      (353,815)               0
                                                     -------------    -------------

NET INCOME                                                 577,276          571,589
                                                     =============    =============

EARNINGS PER SHARE-BASIC                                      0.05             0.05
EARNINGS PER SHARE-DILUTED                                    0.05             0.05
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                                 11,582,075       11,765,803
  DILUTED                                               12,037,814       12,133,791




    The accompanying notes are an integral part of the financial statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                          COMMON STOCK              ADDITIONAL
                                                                      PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                    Shares           Amount           CAPITAL          DEFICIT       EQUITY(DEFICIT)
                                 -------------    -------------    -------------    -------------    --------------
Balance, December 31, 2004          11,655,585           11,656        4,499,068       (1,041,101)       3,469,623

Exercise of Stock Warrants             101,190              101          109,817                           109,918

Exercise of Stock options               14,446              142            3,164                             3,178

Purchase and Retirement of
  Treasury Stock                      (286,400)            (286)        (514,014)
                                                                                                          (514,300)

Net Income                                                                                577,276          577,276
                                 -------------    -------------    -------------    -------------    -------------


Balance, March 31, 2004             11,484,821           11,485        4,098,035         (463,825)       3,645,695
                                 =============    =============    =============    =============    =============


    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                                                         FOR THREE MONTHS ENDED MARCH 31,
                                                              2004              2003
                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      577,276          571,589

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                71,730           41,229
    Change in assets and liabilities:
     Increase in accounts receivable                            (67,176)        (271,274)
     (Increase)Decrease in prepaid expenses and other
         assets                                                  (1,313)          12,295
     Increase (Decrease)in accounts payable and other
        liabilities                                             374,133          (27,528)
                                                          -------------    -------------
Net cash provided by operating activities                       954,650          326,311


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                        (99,194)         (29,582)
   Payments for capitalized software development               (125,329)
   Payments for Horizon Healthcare Technologies                 (48,000)
                                                          -------------    -------------
Net cash used in investing activities                          (272,523)         (29,582)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                   (22,694)         (32,947)
   Loan to repurchase treasury stock                                  0          180,500
   Purchase of treasury stock                                  (514,300)        (228,670)
   Exercise of stock options and warrants                       113,096                0
                                                          -------------    -------------
Net cash used in financing activities                          (423,898)         (81,117)

NET INCREASE IN CASH                                            258,229          215,612

CASH - BEGINNING OF PERIOD                                    2,239,005          454,848
                                                          -------------    -------------

CASH - END OF PERIOD                                          2,497,234          670,460
                                                          =============    =============



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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, Management Data, Inc., d/b/a MDI Technologies, (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. The consolidated balance sheets as of March 31,2004 and the consolidated statements of operations for the three months ended March 31,2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31,2004 and 2003, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31,2003 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of information contained therein. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.




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

There are no customers that make up 10% or more of our revenues or 10% of our accounts receivable balance.

3. INCOME TAX BENEFIT

The Company has net operating loss carryforwards of approximately $780,000 at December 31, 2003. Substantially all of these carryforwards are utilized at March 31, 2004.


4. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees and directors to purchase 992,296 shares of common stock and warrants to purchase 310,590 shares of common stock were outstanding as of March 31, 2004. Options for 963,129 shares and warrants for 10,590 shares were included in the calculation of diluted earnings per share at March 31, 2004.

Options to employees and directors to purchase 1,040,896 shares of common stock and warrants to purchase 953,020 shares of common stock were outstanding as of March 31, 2003. Options for 572,416 shares and warrants for 366,500 shares were included in the calculation of diluted earnings per share at March 31, 2003.

5. STOCK OPTIONS

The Company has adopted the disclosure requirement of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure" effective December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on report results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of he underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset, the pro forma deduction does not include the effect of a tax deduction in 2003.

                                                              Quarter Ended March 31,
                                                               2004               2003
                                                          ---------------   ---------------
Net income, as reported                                   $       577,276   $       571,589
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards                                20,605            49,203
                                                          ---------------   ---------------
Pro forma net income                                      $       556,671   $       522,386
                                                          ===============   ===============

Earnings per share:
Basic - as reported                                       $          0.05   $          0.05
Basic - pro forma                                         $          0.05   $          0.04
Diluted - as reported                                     $          0.05   $          0.05
Diluted - pro forma                                       $          0.05   $          0.04

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may", "will"," expect", "believes"," anticipate", "estimate","approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1400 in number, of which 353 are using the ASP services.

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

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The Company updates its software on a regular basis to ensure programs accommodate the laws requirements relating to the long-term care industry, like HIPPA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31,2003

Net revenues for the three months ended March 31,2004 increased to $2,766,000 from $2,110,000 at March 31, 2003. This increase of $657,000 (31%) was comprised of increased recurring revenues of $363,000 (29%) from support and ASP services which is a result of having more software sites installed from the previous period. There was also an increase in "shrink wrap" sales of $310,000 (38%) from the previous period, resulting from increased re-seller activity and market penetration by our own sales staff. Training fee revenue decreased $16,000 during the period due to more training being utilized at our facilities.

Operations and Technical Support expense for the three months ended March 31, 2004 increased to $542,000 from $441,000 for the three months ended March 31, 2003. This increase of $101,000 (22%) is comprised of $71,000 of increased payroll related costs due to payroll increases and additional staff persons and $30,000 increase in depreciation costs due to an increase in fixed assets owned.

Sales and Marketing expenses for the three months ended March 31, 2004 increased to $471,000 from $466,000 for the three months ended March 31, 2003. This increase of $5,000 (1%) is due to payroll related and commission increases of $34,000 for marketing and sales personnel due to increased sales activity, and a $7,000 decrease in advertising and marketing due to less advertising placements and convention timing, and decreased reseller costs of $22,000.

Engineering expense for the three months ended March 31, 2004 increased to $174,000 from $137,000 for the three months ended March 31, 2003. This increase of $37,000 (27%) was primarily due to increases in payroll and payroll related costs of $31,000 due to payroll related costs and $6,000 of increased hardware and software costs.

General and administrative costs for the three months ended March 31,2004 increased to $650,000 from $493,000 for the three months ended March 31, 2003. This increase of $157,000 (31%)is due to increased payroll related costs and accruals of $70,000,increased insurance costs of $20,000 due to liability insurance and benefit increases , bad debt reserve decreases $20,000 due to fewer collection issues, and other increases of $87,000 related to general office items and employee education items.

Interest expense decreased $1,000 due to debt reduction and interest income increased $$2,000 due to increased funds available to invest for the three month periods ended March 31, 2004 and 2003.

The net income of $577,000 for the three months ended March 31,2004 compared to $572,000 for the three months ended March 31,2003, an increase of $5,000, is the result of increased revenues of $657,000 in addition to increased Support costs of $101,000, increased Sales and Marketing expense of $5,000, increased Engineering costs of $37,000,increased General and Administrative costs of $157,000 and decreased other expense of $2,000 and, in the quarter ended March 31, 2004 the Company recorded an income tax provision of $354,000 in contrast to the quarter ended March 31, 2003 when the Company recorded no tax provision since our net operating losses carried forward were fully offset by a valuation allowance at that date.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2004 the Company completed the final portion of it's then share repurchase bid, this amounted to 286,400 shares for $514,300. Another "Normal Course Issuer Bid" will go in effect in April 2004 for a maximum of 631,150 shares.

During the quarter ended March 31, 2003 the Company had repurchased 566,500 shares of it"s common stock for approximately $229,000 with another 79,500 shares in process of being purchased for an additional $99,000 with the transaction being completed in May 2003.

The Company currently has 992,296 stock options and 310,590 warrants outstanding. The options and warrants are exercisable at prices from $.21 - $4.25 per share. If all options and warrants were exercised the company would receive approximately $1,700,000, which would be available to the Company as working capital.


CASH FLOW

During the three months ended March 31, 2004, cash increased by $258,229. Net cash provided by operating activities for the three months ended March 31, 2004 was $954,000 compared to $326,000 for the three months ended March 31,2003. This increase of $628,000 was due to an increase in net income of $5,000, an increase of $31,000 in depreciation and amortization, a decrease in the accounts receivable change of $204,000, an increase in prepaid expenses and other assets of $14,000 and increases in the liability balances of $402,000.

Net cash used in investing activities for the three months ended March 31, 2004 was $273,000 compared to $30,000 for the three months ended March 31, 2003. This increase of $243,000 was funds used for increased equipment purchases of $70,000, $125,000 for software development and $48,000 towards the Horizon Healthcare Technologies purchase liability.

Net cash used in financing activities was $424,000 for the three months ended March 31, 2004 compared to $81,000 for the three months ended March 31, 2003. This increase of $343,000 was attributable to increased in stock repurchases of $286,000, a net positive change in lower debt of $170,000 and $113,000 in option and warrant exercises.

Item 3. Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of March 31, 2004 (the Evaluation Date). Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

In February 2004 the Company renewed, for one year its agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make the Company's name and business better known to shareholders, investors and industry professionals. Tangent receives a monthly fee of CDN $5,000 plus pre-approved expenses incurred by Tangent.


Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

         Exhibits required as part of this report are listed in the index appearing on Page 13.

         b) Reports on Form 8-K

         On January 14, 2004 ,the Company filed a current report on Form 8-K, reporting under items 7 and 9, announcing the preliminary financial results for the year ended December 31, 2003.

         On February 6, 2004, the Company filed a current report on Form 8-K, reporting under item 5 that the Company had completed filings necessary for trading on the OTCBB market in the United states.

         On April 14, 2004, the Company announced that Mr. Byron Flateland had resigned from the Board of Directors and that Mr. Michael Trokey will be nominated for election to the board at its June 2004 annual shareholders meeting.

         On April 22, 2004, the Company announced that it has obtained the approval of the TSX Venture Exchange to undertake a "Normal Course Issuer Bid" to purchase up to 631,150 shares of its issued and outstanding common shares commencing April 29, 2004.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                             May 14, 2004
---------------------                                          ------------
Todd A. Spence                                                 Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                            May 14, 2004
--------------------                                           ------------
Thomas K. Andrew                                               Date
Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and on the capacities and on the dates indicated have signed this report.

SIGNATURES                        Title                             DATE
----------                        -----                          ------------
/s/ Di Anne Kerrigan              Vice President, Director       May 14, 2004
--------------------
Di Anne Kerrigan



/S/ Thomas Kerrigan               Director                       May 14, 2004
--------------------
Thomas Kerrigan


    CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SABRANES-OXLEY ACT OF 2002

                                INDEX TO EXHIBITS

31. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.