Form 10QSB
period 2004-06-30
MDI TECHNOLOGIES INC
filed 2004-08-16
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[XX]- Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004
      Commission File Number 333-76427

[-]- Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from -
      Commission File Number -

                             MDI Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               84-1165714
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

940 West Port Plaza, #100                                St.Louis, MO. 63146
----------------------------------------                 -------------------
(Address of Principle Executive Offices)                 (city) (state) (zip)

                                 (314) 439-6400
                          ---------------------------
                          (Issuer's telephone number)

      ---------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] Yes [XX] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant's $.001 par value common stock on August 13,2004 was 11,366,823 shares.

Transitional Small Business Disclosure format (check one): Yes [ ]  No [XX]

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                                                    3-6

        Item 2. Management's Discussion and Analysis or Plan of Operation                              7-11

        Item 3. Controls and Procedures                                                                  11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                                        12

        Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities           12

        Item 3. Defaults Upon Senior Securities                                                          12

        Item 4. Submission of Matters to a Vote of Security Holders                                      12

        Item 5. Other Information                                                                        12

        Item 6. Exhibits and Reports On Form 8-K                                                         12

        Signatures                                                                                       14

        Exhibit                                                                                          15

        Certifications                                                                                16-21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                        (Unaudited)
                                                       June 30, 2004  Dec.31, 2003
ASSETS

CURRENT ASSETS

Cash                                                      2,233,031     1,988,816
Restricted cash                                             250,812       250,189
Accounts receivable, net                                  1,075,944       933,668
Other current assets                                        141,842       100,093
Deferred tax asset                                                0       228,700
                                                         ----------    ----------
         Total Current Assets                             3,701,629     3,501,466

PROPERTY AND EQUIPMENT, at cost                           1,364,823     1,259,961
      Less Accumulated depreciation                        (832,492)     (759,707)
                                                         ----------    ----------
         Total Property and Equipment, net                  532,331       500,254

INTANGIBLES, NET                                            642,600       736,265

OTHER ASSETS                                                577,609       333,110
                                                         ----------    ----------
      TOTAL ASSETS                                        5,454,169     5,071,095
                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                            46,827        92,501
Accounts payable and accrued expenses                       872,019       612,280
Deferred revenue                                            458,152       631,741
Contingent acquisition liability                                  0       101,148
                                                         ----------    ----------
         Total Current Liabilities                        1,376,998     1,437,670

DEFERRED TAX LIABILITY                                      167,920        83,000

DEFERRED COMPENSATION LIABILITY                              82,567        80,807

STOCKHOLDERS' EQUITY

Common stock, par value of $.001 per share, 50,000,000
shares authorized, 11,415,323 shares at June 30,2004
and 11,655,585 at December 31,2003 issued
and outstanding                                              11,415        11,656
Additional paid-in capital                                3,895,989     4,499,068
Accumulated deficit                                         (80,720)   (1,041,106)
                                                         ----------    ----------
                                                          3,826,684     3,469,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                5,454,169     5,071,095
                                                         ==========    ==========

     The accompanying notes are an integral part of the financial statements

                      MDI Technologies, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)

                                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                     2004            2003          2004            2003
                                                     ----            ----          ----            ----
REVENUES
     ASP and Support Revenues                       1,629,943      1,291,182    3,203,759         2,501,736
     Shrink Wrap Sales                                615,643        548,807    1,723,186         1,346,964
     Training Fees                                     89,101         66,194      174,202           167,048
                                                   ----------     ----------    ---------        ----------
         Total Revenue                              2,334,687      1,906,183    5,101,147         4,015,748

OPERATING EXPENSES
     Operations and technical support                 579,646        463,488    1,122,015           904,426
     Sales and marketing                              357,684        391,717      828,746           857,257
     Engineering                                      187,227        142,327      360,963           279,644
     General and administrative                       595,959        342,540    1,246,491           835,295
                                                   ----------     ----------    ---------        ----------
         Total Operating Expenses                   1,720,516      1,340,072    3,558,215         2,876,622
                                                   ----------     ----------    ---------        ----------
OPERATING INCOME                                      614,171        566,111    1,542,932         1,139,126

OTHER INCOME (EXPENSE)
     Interest income                                    4,521          1,634        7,913             2,375
     Interest expense                                    (777)        (1,895)      (1,839)           (4,062)
                                                   ----------     ----------    ---------        ----------
                                                        3,744          ( 261)       6,074            (1,687)
                                                                  ----------    ---------        ----------
INCOME TAX (PROVISION) BENEFIT                       (234,805)       691,000     (588,620)          691,000
                                                   ----------     ----------    ---------        ----------
NET INCOME                                            383,110      1,256,850      960,386         1,828,439
                                                   ==========     ==========    =========        ==========
NET INCOME PER SHARE-BASIC                               0.03           0.11         0.08              0.16
NET INCOME PER SHARE-DILUTED                             0.03           0.11         0.08              0.15
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES ISSUED AND OUTSTANDING-
     BASIC                                         11,413,950     11,487,048   11,498,013        11,625,656
     DILUTED                                       12,147,478     11,812,098   12,227,850        11,884,284

    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 2004
                                   (UNAUDITED)

                                                       ADDITIONAL
                                   COMMON STOCK          PAID-IN     ACCUMULATED       STOCKHOLDERS'
                                 Shares      Amount      CAPITAL       DEFICIT            EQUITY
                                ----------  --------    ---------    ----------        -------------
Balance, December 31, 2003      11,655,585    11,656    4,499,068    (1,041,106)         3,469,618

Exercise of Stock Warrants
  and Stock Options                122,838       122      114,529                          114,651

Purchase and Retirement of
  Treasury Stock                  (363,100)     (363)    (717,608)                        (717,971)

Net Income                                                              960,386            960,386
                                ----------  --------    ---------    ----------          ---------
Balance, June 30, 2004          11,415,323    11,415    3,895,989       (80,720)         3,826,684
                                ==========  ========    =========    ==========          =========

    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       FOR SIX MONTHS ENDED JUNE 30,
                                                                            2004           2003
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 960,386     1,828,439

Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                          200,106        88,458
    Deferred taxes                                                         228,700      (691,000)
    Change in assets and liabilities:
       Increase in accounts receivable                                    (142,276)     (280,084)
       Increase in prepaid expenses and other assets                       (42,372)      (77,462)
       Increase (decrease) in accounts payable and
         accrued liabilities                                               178,900       (66,630)
                                                                        ----------    ----------
Net cash provided by operating activities                                1,383,444       802,021

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of equipment                                                  (144,588)      (68,130)
   Payments for capitalized software development                          (234,647)            0
   Payments for Horizon Healthcare Technologies                           (111,000)            0
                                                                        ----------    ----------
Net cash used in investing activities                                     (490,235)      (68,130)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                              (45,674)      (54,809)
   Loan To repurchase treasury stock                                            --       180,500
   Purchase of treasury stock                                             (717,971)     (327,483)
   Exercise of stock options and warrants                                  114,651        34,789
                                                                        ----------    ----------
Net cash used in financing activities                                     (648,994)     (167,003)

NET INCREASE IN CASH                                                       244,215       566,888

CASH - BEGINNING OF PERIOD                                               1,988,816       454,848
                                                                        ----------    ----------
CASH - END OF PERIOD                                                     2,233,031     1,021,736
                                                                        ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies, Inc. and Subsidiary
                   Notes To Consolidated Financial Statements

1. INTERIM FINANCIAL INFORMATION-BASIS OF PRESENTATION

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in preparation of interim reports as it does in its annual reports.

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, MDI Technologies, Inc., a Missouri corporation formerly known as Management Data, Inc., (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. The consolidated balance sheets as of June 30,2004 and the consolidated statements of operations for the three and six months ended June 30,2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30,2004 and 2003, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30,2004 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

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

There are no customers that make up 10% or more of our revenues. There is one group of related facilities that does comprise approximately 17% of the Company's receivables. This group however, is paying currently on agreed upon terms.

3. INCOME TAX BENEFIT

The Company had net operating loss carryforwards of approximately $620,000 at December 31, 2003. All of these carryforwards are utilized at June 30, 2004.

4. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees, directors and consultants to purchase 955,927 shares of common stock and warrants to purchase 300,000 shares of common stock were outstanding as of June 30, 2004. Options for 955,927 shares (no warrants applicable) were included in the calculation of diluted earnings per share for the three and six months ended June 30,2004.

Options to employees, directors and consultants to purchase 1,017,481 shares of common stock and warrants to purchase 953,020 shares of common stock were outstanding as of June 30, 2003. Options to employees, directors and consultants for 227,699 and 79,825 shares were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2003.

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

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   --------------------------      -------------------------
                                                    2004             2003           2004            2003
                                                    -----            -----          ----            ----
Net income, as reported                               383,110        1,256,850        960,386        1,828,439
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards                    (5,115)         (50,845)       (25,720)        (100,048)
                                                  -----------    -------------    -----------    -------------
Pro forma net income                                  377,995        1,206,005        934,666        1,728,391
                                                  ===========    =============    ===========    =============
Earnings per share:
Basic -   as reported                             $      0.03    $        0.11    $      0.08    $        0.16
Basic -   pro forma                               $      0.03    $        0.10    $      0.08    $        0.15
Diluted - as reported                             $      0.03    $        0.11    $      0.08             0.15
Diluted - pro forma                               $      0.03    $        0.10    $      0.08    $        0.15

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1,500 in number, of which 390 are using the ASP services.

Our limited operating history in the development and delivery of software over the Internet makes it difficult to predict revenues and operating results. Our prospects should be considered in light of the risks and difficulties encountered by transitioning our revenue to that of a recurring revenue model through the delivery of our applications over the Internet. The Company is dependent on the continued rollout of broadband telecommunication services to rural and metropolitan areas in order to successfully implement this strategy.

The Company has positioned itself as a primary resource in the long-term care industry in complying with regulatory legislation. The Company updates its software on a regular basis to insure programs accommodate the legal requirements relating to the long-term care industry such as HIPPA.

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30,2003

Net revenues for the three months ended June 30,2004 increased to $2,335,000 from $1,906,000 for the three months ended June 30, 2003. This increase of $429,000 (23%) was primarily comprised of increased recurring revenues of $339,000 (27%) from support and ASP services which is a result of having more software sites installed compared with the previous period. There was also an increase in "shrink wrap" sales of $67,000 (13%) compared with the previous period, resulting from increased market penetration by our sales staff. Training fee revenue increased $23,000 during the period due to increased off-site training given and the sale of e.training materials.

Operations and Technical Support expense for the three months ended June 30, 2004 increased to $580,000 from $463,000 for the three months ended June 30, 2003. This increase of $117,000 (26%) is comprised of $51,000 of increased payroll related costs due to payroll increases and additional staff, $81,000 increase in depreciation/amortization costs due to an increase in property and equipment and intangible assets owned and $15,000 in decreased other costs.

Sales and Marketing expense for the three months ended June 30, 2004 decreased to $358,000 from $392,000 for the three months ended June 30, 2003. This decrease of $34,000 (9%) is due to payroll related and commission decreases of $15,000 for marketing and sales personnel, decreased sales travel of $8,000, a $15,000 increase in advertising and marketing due to increased advertising placements convention costs, and decreased reseller costs and other costs of $26,000 due to decreased sales by resellers and other miscellaneous reductions.

Engineering expense for the three months ended June 30, 2004 increased to $187,000 from $142,000 for the three months ended June 30, 2003. This increase of $45,000 (32%) was primarily due to increased payroll related to staff increases and wage increases of $52,000 costs relating to program application enhancements less decreases of $7,000 in other departmental costs.

General and administrative costs for the three months ended June 30,2004 increased to $596,000 from $342,000 for the three months ended June 30, 2003. This increase of $254,000 (74%)is due to increased legal and consulting costs of $152,000,increased payroll related items of $45,000, and increased insurance and other general cost increases of $57,000 due to insurance and benefit increases.

Other income increased $3,000 due to increased invested cash.

The net income of $383,000 for the three months ended June 30,2004 compared to $1,257,000 for the three months ended June 30,2003, reflects a decrease of $874,000. The primary reason for the decrease, despite a 22% increase in revenues and an 8% increase in operating income, is the fact that in 2003 the Company utilized prior-period net operating loss carryforwards as an income tax benefit, while in 2004 that benefit has been exhausted. The income tax benefit recognition in the prior period versus income tax expense recorded in the current period creates an income tax expense increase of $926,000. If the Company continues to be profitable, it will continue to incur income tax expense without benefit from prior year losses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX
                           MONTHS ENDED JUNE 30, 2003

Net revenues for the six months ended June 30, 2004 increased to $5,101,000 from $4,016,000. This increase of $1,085,000 (27%) was primarily comprised of increased recurring revenues of $702,000 (28%) from support and ASP services, an increase in "shrink wrap" revenue of $376,000 (28%) and increased training fees of $7,000 (5%).

Operations and Technical Support expense increased to $1,122,000 from $904,000 for the six months ended June 30, 2004. This increase of $218,000 (25%) is due to payroll increases and staffing increases of $121,000, decreases in other general items of $15,000 and depreciation/amortization expense increases of $112,000.

Sales and Marketing expense decreased to $829,000 from $857,000 for the six months ended June 30, 2004. This decrease of $28,000 (3%) is due to salary and commission increases of $18,000, advertising and marketing increases of $9,000 and reseller fee decreases of $55,000 due to decreased reseller activity.

Engineering expense increased to $361,000 from $280,000 for the six months ended June 30, 2004. This increase of $81,000 (29%) is due to payroll related increases of $83,000, and other departmental decreases of $2,000.

General and Administrative expense increased to $1,246,000 from $835,000 for the six months ended June 30, 2004. This increase of $411,000 (50%) is due to $86,000 increases in payroll related items; legal, audit and consulting expenses increases of $121,000, insurance costs increased by $38,000 for liability and benefit coverage's, and the bad debt reserves were increased by $16,000. The 2003 period included a decrease in liability reserves no such item was required in 2004, thus creating a $150,000 "increased" expense item in 2004.

Other income increased by $7,000 due to interest expense decreasing by $2,000 due to less outstanding debt and interest income increased $5,000 due to additional invested funds.

The net income for the six months ended June 30, 2004 decreased to $960,000 from $1,828,000 for the six months ended June 30, 2003. The primary reason for this decrease of $868,000, in spite of a 27% increase in revenues and a 35% increase in operating income, is the fact that in 2003 the Company utilized prior-period net operating loss carryforwards as an income tax benefit, while in 2004 that benefit has been exhausted. The income tax benefit recognition in the prior period versus income tax expense recorded in the current period creates an income tax increase of $1,279,620. If the Company continues to be profitable, it will continue to incur income tax expense without benefit from prior-year losses.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004 the Company completed its share repurchase bid. The shares repurchased amounted to 531,600 during the twelve months ended March 31, 2004 at a cost of $936,000. In April 2004, the Company initiated its third issuer bid to purchase up to 631,150 shares. The bid will terminate in April 2005 or at such earlier time as the Company may decide. As indicated in Items 4 and 5 of Part II, 48,500 shares were repurchased at a cost of $120,545.

During the six months ended June 30, 2003 the Company repurchased 646,000 shares of its common stock for approximately $327,000. There were another 59,000 shares in process of being purchased for approximately $66,000 but the transaction was not completed until July 2003.

During the six months ended June 30, 2004 there were warrants exercised for 101,190 shares and 21,648 options exercised for which the Company received a total of $115,000.

The Company, at June 30, 2004 has 955,927 stock options and 300,000 warrants outstanding. The options and warrants are exercisable at prices ranging from $.21 - $3.86 per share. If all vested options and warrants, that were then "in the money" were exercised, the Company would receive approximately $375,385, which would be available to the Company as working capital.

CASH FLOW

During the six months ended June 30, 2004, cash increased by $244,000. Net cash provided by operating activities for the six months ended June 30, 2004 was $1,383,000 compared to $802,000 for the six months ended June 30, 2003. This increase of $581,000 was due to an decrease in the net income for the period offset by increases in non-cash expenses and changes in accounts receivable and liability balances.

Net cash used in investing activities for the six months ended June 30, 2004 was $490,000 compared to $68,000 for the six months ended June 30, 2003. The funds used for the six months ended June 30, 2004 were for office and ASP equipment of $144,000, software development expenditures of $235,000 and Horizon Technologies acquisition payments of $111,000. The cash used in investing activities for the six months ended June 30, 2003 was for office and ASP equipment.

Net cash used in financing activities was $649,000 for the six months ended June 30, 2004 compared to $167,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004 funds were used for: debt payments of $45,000, the purchase of 363,100 shares of MDI's common stock for $718,000 under the Company's "Issuer Bid". There was also $115,000 received from the exercise of stock options and warrants. During the six months ended June 30, 2003 funds were used for: debt payments of $55,000 on a $180,500 promissory note for the purchase of 475,000 MDI shares from a former MDI director, and the purchase of 646,000 shares of the Company's common stock for $327,000 under the Company's "Issuer Bid". There was also $35,000 received from the exercise of stock options.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of June 30, 2004 (the Evaluation date). Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

In addition, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or os reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      (a) and (b) Not applicable

      (c) The Company sold the following unregistered securities during the quarter

      Three groups of employee stock options were exercised during the quarter. As to each group the option holder paid the exercise price in cash and the Company issued common stock (par value $0.001 per share). No underwriters were used, no commissions were paid. Information concerning those exercises is set forth in the following table:

            Number of     Price per      Total Price
  Date       Shares         Share          Received
  ----      --------      --------       ----------
4-22-04      2,927          $0.21        $   614.67
5-17-04      3,275           0.22            720.50
6-16-04      1,000           0.22            220.00
                                         ----------
                                         $ 1,555.17

The sales were exempt from registration under Section 4(2) of the Securities Act of 1933.

      (d) Not applicable

      (e) Repurchases of common stock during the quarter were as follows:

                                            (c) Total Number           (d) Maximum Number
              (a) Total                    of Shares Purchased       (or Approximate Dollar
              Number of     (b) Average    as Part of Publicly      Value) of Shares That May
               Shares        Price Paid      Announced Plans        Yet Be Purchased Under the
  Period      Purchased      per Share         or Programs            the Plan or Programs
  ------      ---------      ----------    -----------------        --------------------------
April, 2004      -0-            N/A              -0-                         631,150
May, 2004      38,500          $2.49            38,500                       592,650
June 2004      10,000          $2.35            48,500                       582,650

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On June 9, 2004, the Company held its annual meeting of shareholders and the following proposals were voted and approved by the shareholders;

The election of the individuals to serve on the Company's Board of Directors until the next annual stockholder's meeting: Todd A. Spence, Di Anne Kerrigan, Thomas Kerrigan and Michael Trokey.

The share votes were as follows:

                     Common Stock   Common Stock    Common Stock    Common Stock    Broker
                      Votes For     Votes Against  Votes Withheld    Abstaining    Non-Votes
                     ------------   -------------  --------------   ------------   ---------
Todd A. Spence        6,856,305         -0-            4,000            -0-         350,719
Di Anne Kerrigan      6,856,305         -0-            4,000            -0-         350,719
Thomas Kerrigan       6,853,305         -0-            7,000            -0-         350,719
Michael Trokey        6,856,305         -0-            4,000            -0-         350,719

The appointment of Rubin, Brown, Gornstein Co. LLP as auditors for the Company for the next year. The share votes were as follows:

Common Stock    Common Stock    Common Stock    Common Stock   Broker
  Votes For     Votes Against  Votes Withheld    Abstaining   Non-Votes
------------   --------------  --------------   ------------  ---------
6,853,305           -0-             7,000          -0-         350,719

The re-approval of the adoption of the Company's 2003 stock option plan and to authorize the granting of options under the 2003 plan. The share votes were as follows:

Common Stock    Common Stock    Common Stock    Common Stock   Broker
  Votes For     Votes Against  Votes Withheld    Abstaining   Non-Votes
------------   --------------  --------------   ------------  ---------
2,136,505         10,500           -0-           4,713,300     350,719

Item 5. Other Information

In April 2004 the Company filed a "Notice of Intention" to make a "Normal Course Issuer Bid". The Company obtained approval of the TSX Venture Exchange, to undertake a normal course issuer bid to purchase up to 631,150 shares of it's then 11,408,121 issued and outstanding common shares being 5.5% of the Company's issued and outstanding common shares. Purchases will be made on the open market through facilities of the TSX Venture Exchange. The price paid will be the prevailing market price of such common shares at the time of purchase. Any shares purchased pursuant to the bid will be cancelled and returned to treasury. The bid commenced on April 29, 2004 and will terminate on April 29,2005, or at such earlier time as the bid has been completed. The Company reserves the right to terminate the bid earlier if it feels that it is appropriate to do so. In May and June 2004 the Company purchased 48,500 shares for $120,545 and retired these shares.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits: Exhibits required as part of this report are listed in the index appearing on page 15.

(b) Reports on Form 8-K

On July 22, 2004, the Company filed a current report on Form 8-K, reporting under item 12 announcing the Company's preliminary estimated results for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                     August 13, 2004
-------------------------------                        ---------------
Todd A. Spence                                               Date
Chairman of the Board, President and
Chief Executive Officer

/s/ Thomas K. Andrew                                   August 13, 2004
-------------------------------                        ---------------
Thomas K. Andrew                                             Date
Chief Financial Officer

                               INDEX TO EXHIBITS

   Exhibit
   -------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.