Form 10KSB/A
period 2003-12-31
MDI TECHNOLOGIES INC
filed 2004-09-23
CIK 1082575

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             Form 10-KSB/A

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

                                       Or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                  Commission File Number: 333-76427

                       MDI Technologies, Inc.
                   ------------------------------
            (Name of small business issuer in its charter)

        Delaware                           84-1165714
      ------------                      --------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)   No.)

940 West Port Plaza #100, St. Louis, MO 63146
(Address of Principal Executive Office)
Issuer's telephone number 314-439-6400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) NO ( )

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: (X)

State issuer's revenues for its most recent fiscal year:  $8,695,142

Aggregate market value of voting common stock held by non-affiliates of the registrant as of March 18, 2004: $16,149,929.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               11,426,631 shares of common stock, par value
               $0.001 per share, as of March 30, 2004


Documents incorporated by reference:
The issuer has not incorporated into this report by reference any of the following documents: (1) any annual report to security holders;
(2) any proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

Transitional Small Business Disclosure Format (check one):  Yes ( )
No (X)

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of MDI Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2003, is being filed for the purpose of amending and restating
Item 13 and including additional exhibits. These exhibits were inadvertently omitted from the original filing of the Form 10-KSB, filed March 31, 2004 (the "Original Filing"). Additionally, certain changes have been made to conform the formatting to that of Form 10-KSB. In addition, this Amendment No. 1 corrects the reference in the Original Filing to the Company's filing status under the Securities Exchange Act of 1934. The Company is a Section 15(d) filer and has been since its initial public offering. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) and 18 U.S.C. 1350 are re-filed as exhibits. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit No.:    Description:
------------
----------------------------------------------------------

3.1* Certificate of Incorporation of the Company (fka New Panoramic Care Manager, Inc.)

3.2* Amendment of Certificate of Incorporation of the Company, in the form of Certificate of Merger of Panoramic Care Manager, Inc., a Colorado Corporation, into the Company (under the name New Panoramic Care Manager, Inc., a Delaware Corporation)(effected a merger with the Company as the surviving corporation, and changed the Company's name to Panoramic Care Systems, Inc.)

3.3*            Certificate of Amendment of Certificate of
                Incorporation of the Company (name change from Panoramic Care Systems, Inc. to MDI Technologies,
                Inc.)

3.4*            Bylaws of the Company (fka New Panoramic Care
                Manager, Inc.)

10.1 Lease dated October 23, 2000 between MDI Technologies, Inc. and WHWPP Real Estate Limited Partnership for property located at 940 West Port Plaza, Suite 100, St. Louis, Missouri 63146. (Incorporated by reference to Exhibit 5.1 to Form 10-KSB filed April 16, 2001)

10.2* Lease Amendment No. 1 dated April 10, 2003 between WHWPP Real Estate Limited Partnership and MDI
                Technologies, Inc.

10.3* Lease Amendment No. 2 dated August 31, 2004 between WHWPP Real Estate Limited Partnership and MDI
                Technologies, Inc.

10.4+           Employment Agreement between MDI Technologies, Inc.
                and Thomas Kerrigan. (Incorporated by reference to Exhibit 4.5 to Form 10-KSB filed September 8, 2000)

10.5+           Employment Agreement between MDI Technologies, Inc.
                and DiAnne Kerrigan. (Incorporated by reference to Exhibit 4.4 to Form 10-KSB filed September 8, 2000)

10.6+           Employment Agreement between MDI Technologies, Inc.
                and Todd Spence. (Incorporated by reference to Exhibit 4.3 to Form 10-KSB filed September 8, 2000)

10.7*+ First Amendment to Employment Agreement between MDI Technologies, Inc. and Todd Spence

10.8*+ Second Amendment to Employment Agreement between MDI Technologies, Inc. and Todd Spence

10.9+           Panoramic Care Manager, Inc. Stock Option Plan
                (1999)(Incorporated by reference to Exhibit 10.7 to Form SB-2 filed April 16, 1999)

10.10*+         Form of Employee's Option Agreement under the 1999
                Stock Option Plan

10.11*+         MDI Technologies, Inc. 2003 Stock Option Plan As
                Amended June 9, 2004

23              Consent of Rubin, Brown, Gornstein & Co., LLP,
                Independent Auditors (filed with the Original
                Filing; this Exhibit is neither amended hereby nor re-filed herewith)

31.1* Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith in accordance with Rule 12b-15).

31.2* Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith in accordance with Rule 12b-15).

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith in accordance with Rule 12b-15).

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith in accordance with Rule 12b-15).

------------
+ Indicates a management contract or a compensatory plan or arrangement

* Filed herewith


(b) REPORTS ON FORM 8-K:

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

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MDI Technologies, Inc.



Date: September 22, 2004      By: /s/ Todd A. Spence
                                 ----------------------------
                                      Todd A. Spence,
                                      President and Chief
                                      Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Directors and Executive Officers              Date
-----------------------------------------------------------


/s/ Todd A. Spence                       September 22, 2004
-----------------------------------------------------------
Todd A. Spence, Director, President, and CEO
(Principal Executive Officer)


/s/ DiAnne Kerrigan                      September 22, 2004
-----------------------------------------------------------
DiAnne Kerrigan, Director, VP, and Secretary


/s/ Thomas K. Andrew                     September 22, 2004
-----------------------------------------------------------
Thomas K. Andrew, Treasurer and CFO
(Principal Financial and Accounting Officer)


/s/ Donna Boschert                       September 22, 2004
-----------------------------------------------------------
Donna Boschert, VP and Assistant Secretary


/s/ Thomas Kerrigan                      September 22, 2004
-----------------------------------------------------------
Thomas Kerrigan, Director


/s/ Michael D. Trokey                    September 22, 2004
-----------------------------------------------------------
Michael D. Trokey, Director