Form 10QSB
period 2004-09-30
MDI TECHNOLOGIES INC
filed 2004-11-15
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/XX/- Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2004
      Commission File Number 333-76427

/-/- Transition Report under Section 13 or 15(d) of The Exchange Act of 1934 For the Transition Period from -
      Commission File Number -



                             MDI Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       84-1165714
----------------------------------------              --------------------------
       (State of Incorporation)                        (IRS Employer ID Number)

       940 West Port Plaza, #100                         St.Louis, MO. 63146
----------------------------------------              --------------------------
(Address of Principle Executive Offices)                 (city) (state) (zip)

                                 (314) 439-6400
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /XX/
No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under plan confirmed by a court. Yes / / No / /


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant's $.001 par value common stock on November 12,2004 was 11,233,323 shares.

Transitional Small Business Disclosure format (check one):  Yes   No XX
                                                                     --

                             MDI TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          -----
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements                                                                        3-6

        Item 2. Management's Discussion and Analysis or Plan of Operation                                  7-11

        Item 3. Controls and Procedures                                                                      12


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                                            12

        Item 2. Unregistered Sales of Equity Securities and use of Proceeds                                  12

        Item 3. Defaults Upon Senior Securities                                                              12

        Item 4. Submission of Matters to a Vote of Security Holders                                          12

        Item 5. Other Information                                                                            12

        Item 6. Exhibits and Reports on Form 8-K                                                             12

        Signatures                                                                                           13

        Exhibit                                                                                              14

        Certifications                                                                                    15-20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          September 30, 2004     Dec. 31, 2003
ASSETS

CURRENT ASSETS

Cash                                                             2,373,699            1,988,816
Restricted cash                                                    251,262              250,189
Accounts receivable, net                                           858,344              933,668
Other current assets                                               134,387              100,093
Prepaid income taxes                                               194,219              228,700
                                                           ---------------      ---------------
         Total Current Assets                                    3,811,911            3,501,466


PROPERTY AND EQUIPMENT, at cost                                  1,405,127            1,259,961
    Less Accumulated depreciation                                 (888,292)            (759,707)
                                                           ---------------      ---------------
         Total Property and Equipment, net                         516,835              500,254

INTANGIBLES, NET                                                   673,500              736,265

OTHER ASSET                                                        671,510              333,110
                                                           ---------------      ---------------

         TOTAL ASSETS                                            5,673,756            5,071,095
                                                           ===============      ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                                   23,560               92,501
Accounts payable and accrued expenses                            1,083,825              612,280
Deferred revenue                                                   365,869              631,741
Contingent acquisition liability                                         0              101,148
                                                           ---------------      ---------------
         Total Current Liabilities                               1,473,254            1,437,670

DEFERRED TAX LIABILITY                                             253,358               83,000

DEFERRED COMPENSATION LIABILITY                                     83,623               80,807

STOCKHOLDERS' EQUITY

Common stock, par value of $.001 per share, 50,000,000
  shares authorized, 11,306,823 shares
  at September 30, 2004 and 11,655,585
  at December 31,2003 issued and outstanding                        11,306               11,656
Additional paid-in capital                                       3,654,128            4,499,068
Retained Earnings (Deficit)                                        198,087           (1,041,106)
                                                           ---------------      ---------------
                                                                 3,863,521            3,469,618


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       5,673,756            5,071,095
                                                           ===============      ===============


    The accompanying notes are an integral part of the financial statements.

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                             2004                2003                2004                2003
                                         ------------        ------------        ------------        ------------
REVENUES
  ASP and Support Revenues                  1,686,597           1,309,353           4,890,356           3,811,089
  Shrink Wrap Sales                           502,065             806,778           2,225,251           2,153,742
  Training Fees                                81,863              65,564             256,065             232,612
                                         ------------        ------------        ------------        ------------
     Total Revenue                          2,270,525           2,181,695           7,371,672           6,197,443

OPERATING EXPENSES
  Operations and technical support            473,225             436,502           1,595,240           1,340,928
  Sales and marketing                         428,005             349,205           1,256,751           1,206,462
  Engineering                                 165,475             150,275             526,438             429,919
  General and administrative                  664,365             495,741           1,910,856           1,331,036
                                         ------------        ------------        ------------        ------------

     Total Operating Expenses               1,731,070           1,431,723           5,289,285           4,308,345
                                         ------------        ------------        ------------        ------------

OPERATING INCOME                              539,455             749,972           2,082,387           1,889,098

OTHER INCOME (EXPENSE)
  Interest income                               6,358               2,097              14,271               4,472
  Interest expense                               (487)             (1,621)             (2,326)             (5,683)
                                         ------------        ------------        ------------        ------------
                                                5,871                 476              11,945              (1,211)
                                         ------------        ------------        ------------        ------------

INCOME TAX (PROVISION) BENEFIT               (266,519)           (265,397)           (855,139)            425,603
                                         ------------        ------------        ------------        ------------
NET INCOME                                    278,807             485,051           1,239,193           2,313,490
                                         ============        ============        ============        ============

NET INCOME PER SHARE-BASIC                       0.02                0.04                0.11                0.20
NET INCOME PER SHARE-DILUTED                     0.02                0.04                0.10                0.19
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                    11,319,214          11,608,304          11,437,979          11,619,808
  DILUTED                                  12,004,057          12,022,160          12,151,738          11,942,546


    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                                            ADDITIONAL
                                            COMMON STOCK                      PAID-IN           ACCUMULATED          STOCKHOLDERS'
                                    Shares               Amount               CAPITAL             DEFICIT               EQUITY
                                ---------------      ---------------      ---------------      ---------------      ---------------
Balance, December 31, 2003           11,655,585               11,656            4,499,068           (1,041,106)           3,469,618

Exercise of Stock Warrants
 and Stock Options                      122,838                  122              114,529                                   114,651

Purchase and Retirement of
  Treasury Stock                       (471,600)                (472)            (959,469)                                 (959,941)

Net Income                                                                                           1,239,193            1,239,193
                                ---------------      ---------------      ---------------      ---------------      ---------------
Balance, September 30, 2004          11,306,823               11,306            3,654,128              198,087            3,863,521
                                ===============      ===============      ===============      ===============      ===============


    The accompanying notes are an integral part of the financial statements.

                      MDI TECHNOLOGIES INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                              2004                 2003
                                                         ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     1,239,193            2,313,490

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                225,006              135,687
    Deferred taxes                                               499,358             (425,603)
    Change in assets and liabilities:
       (Increase) decrease in accounts receivable                 75,324             (472,445)
       Increase in prepaid expenses and other assets             (35,367)             (59,225)
       Increase in prepaid income taxes                         (194,219)                  --
       Increase (decrease) in accounts payable and
         accrued liabilities                                     114,248              (36,845)
                                                         ---------------      ---------------
Net cash provided by operating activities                      1,923,543            1,455,059


CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of equipment                                        (184,881)            (107,946)
   Payments for capitalized software development                (235,548)            (138,969)
   Payments for Horizon Healthcare Technologies                 (204,000)                   0
                                                         ---------------      ---------------
Net cash used in investing activities                           (624,429)            (246,915)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                    (68,941)             (76,943)
   Loan to repurchase treasury stock                                  --              180,500
   Purchase of treasury stock                                   (959,941)            (327,483)
   Exercise of stock options and warrants                        114,651              220,830
                                                         ---------------      ---------------
Net cash used in financing activities                           (914,231)              (3,096)

NET INCREASE IN CASH                                             384,883            1,205,048

CASH - BEGINNING OF PERIOD                                     1,988,816              454,848
                                                         ---------------      ---------------

CASH - END OF PERIOD                                           2,373,699            1,659,896
                                                         ===============      ===============

Supplemental Disclosure Of Cash Flow Information
 Interest paid                                                     2,326                5,683
 Income Taxes Paid                                               550,000                  -0-


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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, MDI Technologies, Inc., a Missouri corporation formerly known as Management Data, Inc., (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. The consolidated balance sheets as of September 30,2004 and the consolidated statements of operations for the three and nine months ended September 30,2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30,2004 and 2003, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30,2004 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

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

There are no customers that make up 10% or more of our revenues or accounts receivable.

3. INCOME TAX BENEFIT

The Company had net operating loss carryforwards of approximately $620,000 at December 31, 2003. All of these carryforwards are utilized at September 30, 2004.

4. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees, directors and consultants to purchase 955,927 shares of common stock and warrants to purchase 300,000 shares of common stock were outstanding as of September 30, 2004. Options for 955,927 shares (no warrants applicable) were included in the calculation of diluted earnings per share for the three and nine months ended September 30,2004.

Options to employees, directors and consultants to purchase 1,014,392 shares of common stock and warrants to purchase 492,020 shares of common stock were outstanding as of September 30, 2003. Options to employees, directors and consultants for 413,856 and 322,738 shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003.

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

                                                       Three Months Ended Sept.30,           Nine Months Ended Sept.30,
                                                    --------------------------------      --------------------------------
                                                        2004               2003               2004                2003
                                                    -------------      -------------      -------------      -------------
Net income, as reported                                   278,807            485,051          1,239,193          2,313,490
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards                        (5,115)           (54,318)           (30,835)          (154,429)
                                                    -------------      -------------      -------------      -------------
Pro forma net income                                      273,692            430,733          1,208,358          2,159,061
                                                    =============      =============      =============      =============

Earnings per share:
Basic - as reported                                 $        0.02      $        0.04      $        0.11      $        0.20
Basic - pro forma                                   $        0.02      $        0.04      $        0.11      $        0.19
Diluted - as reported                               $        0.02      $        0.04      $        0.10      $        0.19
Diluted - pro forma                                 $        0.02      $        0.04      $        0.10      $        0.18

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 ("The Act") and Section 21E of the Securities Act of 1934. These statements often can be identified by the use of terms such as "may","will","expect","believes","anticipate", "estimate"," approximate", or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties, and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1,600 in number, of which 362 are using the ASP services. The ASP usage is a slight decrease from the previous quarter due to one customer initiating their own service and another group ceasing operations.

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

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,2003

Net revenues for the three months ended September 30,2004 increased to $2,270,000 from $2,182,000 for the three months ended September 30, 2003. This increase of $88,000 (5%) was primarily comprised of increased recurring revenues of $377,000 (29%) from support and ASP services which is a result of having more software sites installed compared with the previous period. There was also a decrease in "shrink wrap" sales of $305,000 (38%) compared with the previous period. Training fee revenue increased $16,000 during the period due to increased off-site training given and the sale of E.Training materials.

Operations and Technical Support expense for the three months ended September 30, 2004 increased to $473,000 from $436,000 for the three months ended September 30, 2003. This increase of $37,000 (9%) is comprised of $55,000 of increased wage related costs due to payroll increases and additional staff, and $18,000 decreases in depreciation/amortization and other costs.

Sales and Marketing expense for the three months ended September 30, 2004 increased to $428,000 from $349,000 for the three months ended September 30, 2003. This increase of $79,000 (23%) is due to wage related and commission increases of $54,000 for marketing and sales personnel, increased sales travel of $6,000, a $4,000 decrease in advertising and marketing due to decreased advertising placements and convention costs, and increased reseller costs and other costs of $23,000 due to increased sales by resellers and other miscellaneous increases.

Engineering expense for the three months ended September 30, 2004 increased to $165,000 from $150,000 for the three months ended September 30, 2003. This increase of $15,000 (10%) was primarily due to increased wage related to staff increases and wage increases of $30,000 costs relating to program application enhancements less decreases of $15,000 in other departmental costs.

General and administrative costs for the three months ended September 30,2004 increased to $664,000 from $496,000 for the three months ended September 30, 2003. This increase of $168,000 (34%)is due to increased legal, audit and consulting costs of $100,000,increased wage related and benefit items of $51,000, and increased insurance and other general costs of $17,000.

Other income increased $5,000 due to increased invested cash.

The net income of $279,000 for the three months ended September 30,2004 compared to $485,000 for the three months ended September 30,2003, reflects a decrease of $206,000. Despite the small revenue increase of $88,000 and the larger expense increase of $299,000 the MDI business model of increased recurring revenues proves its viability with fluctuations in shrink wrap sales.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net revenues for the nine months ended September 30, 2004 increased to $7,372,000 from $6,197,000. This increase of $1,175,000 (19%) was primarily comprised of increased recurring revenues of $1,079,000 (29%) from support and ASP services, an increase in "shrink wrap" revenue of $71,000 (4%) and increased training fees of $25,000 (11%).

Operations and Technical Support expense increased to $1,595,000 from $1,341,000 for the nine months ended September 30, 2004. This increase of $254,000 (19%) is due to wage increases and staffing increases of $176,000, decreases in other general items of $18,000 and depreciation/amortization expense increases of $96,000.

Sales and Marketing expense decreased to $1,257,000 from $1,206,000 for the nine months ended September 30, 2004. This increase of $51,000 (5%) is due to wage, commission and related increases of $73,000, advertising and marketing increases of $8,000 and reseller and other expense decreases of $30,000 due to decreased reseller activity other departmental activities.

Engineering expense increased to $526,000 from $430,000 for the nine months ended September 30, 2004. This increase of $96,000 (23%) is due to wage related increases of $113,000, and other departmental decreases of $17,000.

General and Administrative expense increased to $1,911,000 from $1,331,000 for the nine months ended September 30, 2004. This increase of $580,000 (44%) is due to $136,000 increases in wage related items; legal, audit and consulting expenses increases of $220,000, insurance costs increased by $54,000 for liability and benefit coverage's, and the bad debt reserves were increased by $7,000 and $13,000 of other departmental increases . The 2003 period included a decrease in liability reserves, no such item was required in 2004, thus creating a $150,000 "increased" expense item in 2004.

Other income increased by $13,000 due to interest expense decreasing by $4,000 due to less outstanding debt and interest income increased $9,000 due to additional invested funds.

The net income for the nine months ended September 30, 2004 decreased to $1,239,000 from $2,313,000 for the nine months ended September 30, 2003. The primary reason for this decrease of $1,074,000, in spite of a 19% increase in revenues and a 11% increase in operating income, is the fact that in 2003 the Company recognized an income tax benefit from the elimination of the deferred tax asset valuation allowance as management determined at that time that it was more-likely-than-not that the benefit of prior years' net operating losses carried forward would be realized. The income tax benefit recognition in the prior period versus income tax expense recorded in the current period creates an income tax increase of $1,281,000. If the Company continues to be profitable, it will continue to incur income tax expense without benefit from prior-year losses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004 the Company completed its second share repurchase bid. The shares repurchased amounted to 531,600 during the twelve months ended March 31, 2004 at a cost of $936,000. In April 2004, the Company initiated its third issuer bid to purchase up to 631,150 shares. The bid will terminate in April 2005 or at such earlier time as the Company may decide. As indicated in Item 2 (e) of Part II, 133,500 shares were repurchased at a cost of $269,776.

During the nine months ended September 30, 2003 the Company repurchased 646,000 shares of its common stock for approximately $327,000. There were another 89,000 shares in process of being purchased for approximately $119,000 but the transaction was not completed until October 2003.

During the nine months ended September 30, 2004 there were warrants exercised for 101,190 shares and 21,648 options exercised for which the Company received a total of $115,000.

The Company, at September 30, 2004, has 955,927 stock options and 300,000 warrants outstanding. The options and warrants are exercisable at prices ranging from $.21 - $3.86 per share. If all vested options and warrants, that were then "in the money" were exercised, the Company would receive approximately $514,887, which would be available to the Company as working capital.

CASH FLOW

During the nine months ended September 30, 2004, cash increased by $385,000. Net cash provided by operating activities for the nine months ended September 30, 2004 was $1,924,000 compared to $1,455,000 for the nine months ended September 30, 2003. This increase of $469,000 was due to an decrease in the net income for the period offset by increases in non-cash expenses and changes in accounts receivable and liability balances.

Net cash used in investing activities for the nine months ended September 30, 2004 was $624,000 compared to $247,000 for the nine months ended September 30, 2003. The funds used for the nine months ended September 30, 2004 were for office and ASP equipment of $185,000, software development expenditures of $235,000 and Horizon Technologies acquisition payments of $204,000. The cash used in investing activities for the nine months ended September 30, 2003 was for office and ASP equipment of $108,000 and software development expenditures of $139,000.

Net cash used in financing activities was $914,000 for the nine months ended September 30, 2004 compared to $3,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004 funds were used for: debt payments of $69,000, the purchase of 471,600 shares of MDI's common stock for $960,000 under the Company's "Issuer Bid". There was also $115,000 received from the exercise of stock options and warrants. During the nine months ended September 30, 2003 funds were used for: debt payments of $77,000 on a $180,500 promissory note for the purchase of 475,000 MDI shares from a former MDI director, and the purchase of 646,000 shares of the Company's common stock for $327,000 under the Company's "Issuer Bid". There was also $221,000 received from the exercise of stock options.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of September 30, 2004 (the Evaluation date). Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

In addition, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or as reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     (a) and (b) and (c) and (d) Not applicable

     (e) Repurchases of common stock during the quarter were as follows:

                                                                     Accumulated Number
                       # Of                    Avg. Price            Shares Purchased As           Maximum Number
                      Shares                      Paid                Part Of Publicly           Of Shares That May
 Period             Purchased                   Per Share             Announced Program           Yet Be Purchased
---------     ----------------------     ----------------------     ----------------------     ----------------------
July 2004                     18,000     $                 2.05                     66,500                    564,650
Aug. 2004                     63,000     $                 2.01                    129,500                    501,650
Sep. 2004                     52,500     $                 1.98                    182,000                    449,150


Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a)Exhibits: Exhibits required as part of this report are listed in the index appearing on page 15

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                     November 12, 2004
-------------------------------------                  -------------------------
Todd A. Spence                                                   Date
Chairman of the Board, President and
Chief Executive Officer

/s/Thomas K. Andrew                                    November 12, 2004
-------------------------------------                  -------------------------
Thomas K. Andrew                                                 Date
Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit   Description
-------   -----------
31.1      Certification of Chief Executive Officer required by Rule 13a-14(a)
          under the Exchange Act

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
          Act of 2002.