Form 10KSB
period 2004-12-31
MDI TECHNOLOGIES INC
filed 2005-04-15
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and will not be included herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: (X)

State issuer's revenues for its most recent fiscal year: $9,777,518

Shares of common stock, $.001 par value, outstanding as of April 12, 2005:
11,533,776 Aggregate market value of voting stock held by non-affiliates of the registrant on April 12, 2005: $11,751,506.

Documents incorporated by reference: Documents incorporated by reference: The issuer has not incorporated into this report by reference any of the following documents: (1) any annual report to security holders; (2) any proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933
Transitional Small Business Disclosure Format (check one): Yes ( ) No (x)

                                Table of Contents

  ITEM                                              DESCRIPTION                                            PAGE
PART I
   1      Description of Business                                                                            2
          Risk Factors                                                                                       6
   2      Description of Property                                                                           10
   3      Legal Proceedings                                                                                 10
   4      Submission of Matters to a Vote of Security Holders                                               10
PART II
   5      Market for Common Equity and Related Stockholder Matters and Issuer Purchases of
             Equity Securities                                                                              10
   6      Management's Discussion and Analysis                                                              11
   7      Financial Statements                                                                              15
   8      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure              15
   8A     Controls and Procedures                                                                           15
   8B     Other Information                                                                                 15
PART III
   9      Directors, Executive Officers of the Registrant                                                   16
   10     Executive Compensation                                                                            17
   11     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    19
   12     Certain Relationships and Related Transactions                                                    20
   13     Exhibits and Reports on Form 8-K                                                                  20
   14     Principal Accountant Fees and Services                                                            22

          Exhibits, Financial Statement Schedules

                                     PART I


This Annual Report on Form 10-KSB contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report that could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report. See "Cautionary Note Regarding Forward Looking Statements".

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

In 1982 our Chairman, Todd A. Spence, founded Management-Data, Inc. to support the Long-Term Care industry in its computer software needs. Throughout the past twenty plus years we have experienced sustained growth by adapting our operating strategies and acquisitions to serve as an extension to our clients by supporting their software needs for maximum efficiency and profitability and in turn building long term relationships with our clients.

On August 25,2000, Panoramic Care Systems, Inc, (the "Company") consummated the acquisition of Management-Data, Inc., a Missouri corporation ("MDI"), pursuant to which MDI became a wholly-owned subsidiary of the Company. As part of the acquisition of MDI the Company began doing business as MDI Technologies to better brand its common products under one common name. Acquisition costs of the combined entity totaled approximately $330,000 and are directly related to the acquisition and were fully amortized during the third quarter of year 2000. On August 10, 2001, pursuant to shareholder approval, the Company changed its name to MDI Technologies, Inc.

Initially, the Company focused on providing educational materials for critical care health providers. In 1991 the company began developing a set of paper based patient management tools that take standard diagnoses and applies a critical path analysis to assure the right treatment is given at the right time to the right patient. This "pathway" outlines the specific treatments and procedures that should be followed given a particular diagnoses for each patient. The paper based management tools have been converted to a set of database libraries to form a foundation for the Company's software products. As part of its development program the Company started developing a software product based on the company's proprietary libraries and was designed for use by skilled nursing facilities. This was the Integrity product. On August 25, 2000, the Company completed the acquisition of Management-Data, Inc. (MDI). This resulted in the Company expanding its software offerings to include the fully functional line of software provided by MDI, while eliminating the Panoramic products. In September, the Company closed its offices in Colorado and moved the corporate headquarters to St. Louis, MO, the location of MDI.

MDI provides a well-established accounting software package to the skilled care industry and a standard clinical package to provide a complete solution for skilled nursing organizations.

MDI was founded in 1982 in St.Louis, Missouri. From inception, accounting software sales for the long-term care market has been MDI's sole business. The Company has been instrumental in the evolution of technology standards for skilled nursing facilities' software. From 1982 to 1995, the Company offered software programs via a DOS platform. In January 1995, MDI brought the first fully integrated, Windows-based software to the market (On-Line Advantage). This software tied clinical and accounting programs into interactive, data-sharing software applications. Developed in Microsoft Access, On-Line Advantage is compatible with Microsoft's Office suite and has a current installed base of over 1,600 skilled nursing facilities. Because of the integration between the clinical and accounting modules, users enjoy single data-entry between departments, which reduces transcription errors and saves valuable staff time. This integration became fundamental as Medicare mandated the Prospective Payment System (PPS), which required clinical information to drive billing and reimbursement. By feeding clinical data into the accounts receivable module, resident assessment scores automatically generate accurate billing claims for Medicare.

In January 2000 MDI introduced MDIConnect utilizing Citrix MetaFrame technology to allow clients to access On-Line Advantage via the Internet. This technology allows the Company to host its software applications from a central location and deliver on-line support to its clients. By December 2004 the Company hosted 3,582 seats (379 clients) via MDIConnect, an increase from the 2,128 seats (256 clients) at December 2003.

Our website is located at www.mditech.com. Through our website, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and other Company information.

PRODUCTS AND SERVICES

MDI Technologies' corporate mission is to become the leading e-solutions/ASP (Application Service Provider) to the healthcare industry. MDI Technologies is one of the first e-service companies to provide software and services to the healthcare industry over the Internet using ultra-thin client technologies. The Internet, together with Microsoft's ultra-thin client technologies, makes it feasible to centralize applications in efficient data centers while at the same time giving distributed users the same data access and capabilities they have enjoyed when they were running their applications locally. This allows healthcare organizations to outsource most or all IT functions and reduce their Total Cost of Ownership (TCO). MDI Technologies sees itself as the "general contractor" in transitioning all the necessary elements in an organization to the ASP and then managing it thereafter. The centralized ASP is provided through a "server farm" controlled by MDI.

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

The MDI On-Line Advantage Clinical Care Solutions software is designed to monitor and assess the medical situation of each resident. This software has complete integration with the Marketing/Quick Admit and Accounts Receivable software. Clinical Care is also designed to open communication between the clinical and billing departments for Medicare and Medicaid billing. This function is enhanced by the use of the MDS (Medical Data Set) that is an up-to-date profile of each resident. As discussed below the MDI e-Charting software has been developed as a real-time, paperless medical charting tool.

Other On-Line Advantage software includes:

Clinical Care Solutions    A clinical solution for the Long-Term Care industry
                           designed to monitor and assess the medical situation of each resident.

e-Charting                 A fully integrated, user friendly, wireless
                           technology allowing clinical staff to document resident assessments, activities and needs.

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

MARKET

The health care information system market, non-hospital portion, is projected to be $8 billion in the next decade. The two major segments of the market are the freestanding skilled nursing centers (over 16,000 facilities), and freestanding assisted living facilities (over 3,500 facilities). Currently the company serves over 1,600 of these combined facilities.

MARKETING

To market its product, On-Line Advantage, the Company employs 6 direct regional representatives and is augmented by various marketing programs such as `demo' diskette mailings, focused penetration of the market on a state-by-state basis through the use of geographic-based promotions, advertising in national industry publications and sponsorship and attendance of local, state, and national industry conventions. In addition the Company has "Reseller" agreements with accounting/consulting firms by which these firms resell or recommend the Company's clinical and accounting products. The Reseller arrangements accounted for approximately 19% of 2004 revenues and 15% of 2003 revenues.

INTELLECTUAL PROPERTY

The Company holds copyrights on various clinical path educational volumes filed with the U.S. Copyright Office on January 31, 1994, March 7, 1994, June 17, 1994, and July 22, 1994, it also holds registered copyrights on 26 audio cassette courses. Health Design Consultants (inactive) became a service mark of the company on August 12, 1999. MDI Technologies became a service mark of the company on August 13,2002 and a Registered Trademark on February 17, 2004. The companies hold no patents, nor are any patents pending.

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

PRODUCT DEVELOPMENT EXPENDITURES

The engineering department of the company does continuous enhancements of existing products and development of new products to meet client needs. This department's expense totaled $722,009 in 2004 and $655,102 in 2003.

CONCENTRATION OF SALES

No one customer accounted for more than 10% of the Company's total revenue or accounts receivables during the years ended December 31, 2004 and 2003.

EMPLOYEES

As of December 31,2004 the Company had 48 full-time employees. That number includes 32 technical support/engineering employees, 7 sales persons, 2 marketing/sales support employees, and 7 administrative employees. No employee is represented by a labor union and the company believes its employee relations to be good.

RISK FACTORS

              Cautionary Note Regarding Forward-Looking Statements

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

In evaluating the Company and its business, investors should carefully consider the following risk factors in addition to the other information included or incorporated by reference in this Form 10-KSB.

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

WE RELY ON KEY PERSONNEL.

      The Company's future success depends in significant part on the continued service of certain technical and management personnel and the ability to attract and retain highly qualified technical and managerial personnel. Key employees of the Company include Todd Spence (President and Chief Executive Officer), Di Anne Kerrigan (Executive Vice President) and Tom Kerrigan (Director, National Accounts). The Company has entered into employment agreements with these three key personnel.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains leased facilities in the location listed below:

                                                                                    Annual
      Function                    Location          Sq. Feet      Lease Term         Cost
----------------------    ------------------------  --------   -----------------   --------
Corporate Headquarters    940 West Port Plaza #100    12,000   December 31, 2010   $258,000
                          St.Louis, MO 63146

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

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

On March 13, 2003 and April 29, 2004, our Board of Directors authorized one-year repurchase programs of up to 572,545 shares and 631,150 respectively. Under these two repurchase programs, the following shares were purchased and immediately retired in the fourth quarter of 2004.Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of April 12, 2005, 362,450 shares remain authorized as available for repurchase.

                                                  (c) Total Number        (d) Maximum Number
                      (a) Total                   of Shares Purchased    of Shares that can be
                      Number of   (b) Average     as part of Publicly          Purchased
                        Shares     Price Paid     Announced Plans              Under the
      Period          Purchased    per Share        or Programs            Plans or Programs
-------------------   ---------   -----------     -------------------    ---------------------
  October 1, 2004                                         182,000             449,150
October 1-31, 2004       53,300          1.97             235,300             395,850
November 1-30, 2004      33,400          1.86             268,700             362,450
December 1-31, 2004           0          0.00             268,700             362,450

The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Toronto Venture Exchange for the past two fiscal years is provided below. The figures shown below do not necessarily represent actual transactions:

    Period         High Bid    Low Bid
--------------     --------    -------
     2004
Fourth Quarter        $2.09      $1.71
 Third Quarter        $2.20      $1.80
Second Quarter        $2.65      $2.10
 First Quarter        $2.65      $1.87

     2003
Fourth Quarter        $2.00      $1.53
 Third Quarter        $1.70      $1.48
Second Quarter        $1.47      $1.01
 First Quarter        $1.09      $0.36

There are approximately 50 holders of record of Common Stock of the Company as of April 12,2005. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer.

DIVIDEND POLICY

The Company declared a cash dividend of $0.05 per share on January 24, 2005, and paid on February 23, 2005, this payment amounted to $577,000. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our consolidated financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The transfer agent for the Company's common stock is Pacific Corporate Trust Co., 625 Howe St., 10th Floor, Vancouver BC V6C 3B8.

Information regarding securities authorized for issuance under equity compensation plan appears at Item 11 of this Form 10-KSB under subheading "Equity Compensation Plan Information" and is incorporated by reference in this item 5.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Item 1, Description of "Business-Risk Factors" in this Annual Report. See "Item 1, Description-Cautionary Note Regarding Forward-Looking Statements."

OVERVIEW

The Company's software, On-Line Advantage, is designed for the increasingly complicated and regulated reporting needs of the long-term care providers. The suite of products includes modules that provide all aspects of financial reporting, clinical and administrative systems.

The Clinical products include the MDS schedules, Care Plans, Physicians' Orders and Vitals Charting programs and the e-Charting software wireless technology resident record keeping. These integrated programs provide for open communication for accurate Medicare billing under the Prospective Payment System
(PPS) for reimbursement. Other programs include Quick Admit, an admissions application that streamlines the admission process, and Touch Time, a time and attendance software that integrates with the payroll system, and the Human Resource (HR) and SchedulePro software to monitor staffing procedures and employee information.

The Company will continue to expand its market share of long-term care facilities by building its infrastructure and transitioning to an Application Service Provider (ASP) model for delivering software. The Company is focusing on expanding its position as an ASP to deliver its software over the Internet. With this delivery system, the Company has contracted with over 350 facilities using this service.

MDI has successfully operated with a recurring revenue model for the past 20 years through Support Service contracts. By increasing recurring revenues with increased maintenance fees, rentals and subscription ASP fees, management believes that it is better positioned to increase long-term profitability.

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

The Company's progress in terms of moving itself into an ASP provider is proceeding as scheduled. The Company realizes that an increase in acceptance will generate less immediate revenues and more long-term recurring revenues. This is consistent with the Company's long-term goals and objectives. Our limited history in the development and delivery of software applications over the Internet makes it difficult or impossible to predict our revenues and operating results. We believe our prospects should be considered in light of the risks and difficulties encountered by the Company transitioning its revenue to that of a recurring revenue model through the delivering of its software applications over the Internet. The Company is dependent, to a degree, on the continued rollout of broadband telecommunication services to both rural and metropolitan areas in order to successfully implement this strategy. The Company is also reliant on the successful build out of an ASP platform internally.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financials statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities.

REVENUE RECOGNITION

The Company follows "Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions", issued by the American Institute of Certified Public Accountants, which provides guidance on recognizing revenue in software transactions.

Revenues are derived from the sale and licensing of computer software and from service revenue consisting of maintenance and support, training and consulting. License fee revenues are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and the collection is probable. Revenues from application software provider services and from software maintenance and support are recognized ratably over the contract period as the services are performed.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to he allowance for uncollectible accounts and a credit to accounts receivable. In estimating the allowance for doubtful accounts receivable, management considers the anticipated impact on receivables of current economic conditions, changes in character and size of the receivables account, loss experience, industry factors and other pertinent factors.

GOODWILL AND INTANGIBLE ASSET

The Company has goodwill and an intangible asset, which are accounted for under the provisions of FAS 142, "Goodwill and Other Intangible Assets". The Company does not amortize its goodwill but tests its goodwill for impairment on an annual basis. The Intangible asset has a finite life and is amortized over its ten-year expected useful life.

CAPITALIZED COSTS

The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility, on accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (FAS 86). The Company tests the capitalized software development costs for impairment on an annual basis.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

In 2004 we generated 67% of our revenues from recurring charges, namely maintenance and rental/ASP fees. These recurring revenues amounted to $6,484,000 an increase of $1,194,000 (23%) from 2003. License fee sales and training fee revenues were approximately the same in 2004 and 2003, $3,000,000 and $350,000 respectively.

Operations and technical support expenses increased $279,000 (15%) to $2,246,000. This increase was due to increases in payroll and payroll related increases of $191,000, increases in depreciation and amortization costs of $100,000 due to full year amortization of "Horizon's" intangible costs and ASP equipment additions.

Sales and marketing costs increased $98,000 (6%) to $1,822,000 primarily due to increased payroll , commissions and related payroll items related to increased revenues.

Engineering costs increased $67,000 (11%) to $722,000 primarily due to payroll increases and payroll related items.

General and administrative expenses increased $682,000 (38%) to $2,507,000. This increase was comprised primarily of payroll expense, bonus' and payroll related costs increases of $192,000, professional fee increases included an amount of $135,000 for legal and consulting in connection with a successful action against an entity for Copyright Infringement, Misappropriation of Trade Secrets, Breach of Trade Secrets, etc., settlement for $50,000 of a previously contested billed item written off in 2003 of $102,000, and Sarbanes-

Oxley compliance assistance of $16,000. Bad debt expense increased by $30,000 based on Management's review of accounts receivable collectability plus other general item increases of $157,000.

Income before taxes for 2004 and 2003 remained at approximately $2,500,000. The net income decreased by $1,100,000 to $1,512,000 since in 2003 the Company recognized an income tax benefit from the elimination of the deferred income tax asset valuation. The income tax benefit recognition in the prior year versus income tax expense recorded in the current year creates an income tax increase of $1,088,000. The Company will continue to incur income tax expense without benefit from prior-year losses if the Company continues to be profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 and 2003 our unrestricted cash was $1,900,000, working capital at December 31, 2004 was $2,346,000 compared to $2,064,000 at December 31, 2003. This increase of $282,000 is due primarily to decreased current liabilities of $508,000 less a decrease of $226,000 in current assets.

Cash provided by operating activities decreased by $735,000 for 2004 from 2003 due to decreased net income of $1,112,000 due to the tax provision/benefit scenario, an increase of $100,000 in depreciation and amortization expense and net increases in assets and liabilities $277,000.

Cash used in investing activities decreased $271,000 due to increases in expenditures for equipment and software development costs of $139,000 and a $90,000 increase payments for Horizon Healthcare Technologies, LLC. In addition, the Company received a refund from the "Acquisition Escrow Account" that was established in 2003 in the amount of $250,000.

Cash used in financing activities increased by $1,095,000. The is primarily due to the debt of $92,500 being retired plus common stock repurchase increases, less warrant and option exercises, amounting to $1,002,500.

As of December 31, 2004 the Company had contractual obligations as follows:

                          Less Than                            After
CONTRACTUAL OBLIGATIONS     1 Year    1-3 Years   3-5 Years   5 Years
-----------------------   ---------   ---------   ---------   -------
Corporate Offices           258,000     810,000     570,000         0

Office Equipment             38,811     113,073      70,902         0
                          ---------   ---------   ---------   -------
              Total         296,811     923,073     640,902         0

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. All public companies must use either the modified prospective or the modified retrospective method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company for the fiscal year ended
December 31, 2004 follow this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 8B. OTHER INFORMATION

None

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

     NAME           AGE                        POSITION
     ----           ---                        --------
Todd A Spence       48      Chairman of the Board, Chief Executive Officer
                              and President

Di Anne Kerrigan    49      Director, Executive Vice President
                              and Secretary

Michael Trokey      56      Director

Donna Boschert      43      Vice President and Ass't secretary

Thomas K. Andrew    62      Chief Financial Officer, Treasurer

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

Di Anne Kerrigan - Mrs. Kerrigan has been a Director and Vice President of Sales since August 2000. Effective January 2005 she will assume a position of Vice President of New Business Development. The Sales Manager position has been delegated to another individual within the organization. She was a Board Member and Vice President of Sales of Management-Data, Inc since 1995. Since 1980 her experience has included serving as a registered nurse in hospitals, nursing program instructor, and regional sales manager for Biosearch/Clintec Nutrition, serving skilled nursing facilities. Mrs. Kerrigan holds a Bachelor of Science, Nursing from Spaulding College.

Michael Trokey - Mr. Trokey was elected to the Board in June 2004. Mr. Trokey is a Certified Public Accountant operating his own public accounting firm, Michael Trokey & Company P.C. He is also a technical consultant to other CPA firms and registrants in connection with initial public offerings and periodic reports. He holds a Bachelor of Science degree in Business Administration from the University of Missouri - St. Louis.

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

AUDIT COMMITTEE

The Company is forming an audit committee outside the purview of the CEO and CFO.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of our employees. A copy of our code of ethics is available on the Company's website at www.mditech.com. The Code of Ethics is also available in print to any stockholder, without charge, upon written request to: Chief Financial Officer, MDI Technologies, Inc., 940 West Port Plaza Dr., #100, St. Louis, MO 63146. If any substantive amendments are made to the Code of Ethics, the nature of such amendment will be disclosed on our website. In addition, if a waiver from the Code of Ethics is granted to an executive officer, director, or principal accounting officer, the nature of such waiver will be disclosed on our website.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who received total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 2004.

                                                                         Restricted   Long Term Compensation
                                            Annual     Annual    (a)       Stock         Awards Securities
       Name          Position       Years   Salary     Bonus    Other      Awards        Underlying Options
-----------------  --------------   -----   -------   -------   ------   ----------   -----------------------
Todd A. Spence     President, CEO   2004    439,759   256,787   13,000        0                   0
                                    2003    326,492   163,378   12,000        0              250,000 (b)
                                    2002    287,650   185,000   12,840        0                   0

Di Anne Kerrigan   Vice President-  2004    238,480   121,104   10,254        0                   0
                       Sales        2003    215,951   109,142    9,830        0             150,000  (b)
                                    2002    192,213    98,804   11,655        0                   0

Thomas K. Andrew   CFO, Treasurer   2004    116,600     8,482    6,943        0                   0
                                    2003    113,666     6,115    1,749        0                   0
                                    2002    105,000    19,259    6,432        0                   0

Donna A. Boschert  Vice President-  2004    112,616    14,047    6,690        0                   0
                      Operations    2003    103,403    13,539    3,998        0                   0
                                    2002     91,232    25,874    5,914        0               7,088  (c)

(a) MDI matching contributions to 401(K) plan

(b) Options with exercise price of $0.84 per share

(c) Options with exercise price of $0.22 per share

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

In the fiscal year ended December 31, 2004, stock options were granted to the named executive officers as follows:

                   NUMBER OF           % OF TOTAL OPTIONS
                SHARES UNDERLYING      GRANTED TO EMPLOYEES   EXERCISE   EXPIRATION
NAME             OPTIONS GRANTED         IN FISCAL YEAR         PRICE       DATE
----            -----------------      --------------------   --------   ----------
None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                  Number of Securities               Value of Unexercised
                     Shares                      Underlying Unexercised           In-the Money Options/SARS
                  Acquired On     Value    Options/SARS at December 31, 2004         at December 31, 2004
       Name         Exercise    Realized       Exercisable/Unexercisable        Exercisable/Unexercisable (1)
----------------    --------    --------   ---------------------------------    -----------------------------
Todd A. Spence           0            0                400,000 / 0                        538,500 / 0
Di Anne Kerrigan         0            0                162,500 / 0                        219,837 / 0
Thomas K. Andrew    50,000       77,500                 50,000 / 0                         87,000 / 0
Donna A Boschert     7,793       12,079                  7,088 / 0                         12,263 / 0

(1) The year-end value represents the difference between the option exercise prices (ranging from $0.21 to $0.84 per share) and the $1.95 market value of the Company's common stock on December 31,2003 multiplied by the number of shares under option. Market value represents the closing price reported by the Toronto Venture Exchange on December 31,2004.

                           COMPENSATION OF DIRECTORS

The directors of the Company, who are employees of the Company are not currently compensated for serving as directors. Mr. Trokey, an independent director, receives a fee of $2,000 per month.

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

In January 2003, Mr. Spence's agreement was amended that in the event this agreement terminates because of his death or disability his spouse or estate is entitled to 5 equal annual payments of $100,000. This benefit to Mr. Spence has an actuarial present vale of $84,677 at December 31,2004 and accordingly has been recognized as a liability at December 31, 2004

Each of the three above agreements include non-competition provisions that extend for three years following the employees termination and non-disclosure provisions that extend indefinitely following employees termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 12, 2005 the number of shares of the Company's common stock beneficially owned by (a) owners of more than five percent of the Company's outstanding stock who are known to the Company and (b) the directors of the Company, individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding common stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of common stock, underlying options and warrants which are exercisable within 60 days from the above date.

                                                             Amount and Nature of               Percent
Name of Beneficial Owner                                     Beneficial Ownership              of Class
------------------------                                     --------------------              --------
Todd A. Spence                                                    2,881,833 (1)                   25%
940 West Port Plaza Dr , #100, St. Louis, MO 63146

Di Anne Kerrigan                                                  1,144,666 (2)                   10%
940 West Port Plaza Dr , #100, St. Louis, MO 63146

Thomas Kerrigan                                                     525,000 (3)                    5%
940 West Port Plaza Dr , #100, St. Louis, MO 63146

Byron and Jill Flateland                                            697,820                        6%
11350 W 72nd Place, Arvada, CO 80005

All Directors and Executive Officers as a group                   4,699,980                       41%


(1) Includes 400,000 options exercisable presently or within 60 days and 41,500 shares owned by his children

(2)   Includes 100,000 options exercisable presently or within 60 days.

(3)   Includes 50,000 options exercisable presently or within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under our equity compensation plan as of December 31, 2004.

                                             (a)
                                 Number of Securities to be       Weighted-Average             Number of Securities Remaining
                                   issued upon exercise of         exercise price            Available for Future Issuance Under
                                outstanding options, warrants   outstanding options,        Equity Compensation Plans (excluding
        Plan Category                    and rights              warrants and rights         securities reflected in column (a)
----------------------------    -----------------------------   ---------------------       ------------------------------------
Equity compensation plan
  approved by security holders             864,274                      $0.61                             2,280,000

(The 2003 Stock Option Plan
  As Amended June 9, 2004.)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2002, the Company entered into a one (1) year agreement with Tangent Management Corp. to assist in designing, implementing and monitoring strategies to build and sustain investor support and to make the Company's name and business better known to shareholders, investors and industry professionals. Tangent receives a monthly fee of CDN$5,000 plus pre-approved expenses incurred by Tangent. This agreement was renewed for one year in April 2003. The agreement again was renewed, initially at the same rate, for one year in April 2005, then at a reduced rate of CDN$2,500 effective December 2004. Tangent principals also received a total of 100,000 options to purchase MDI shares at US$0.30 per share in April 2002. The initial options were exercised in April 2003. In May 2003 the Tangent principals received a total of 100,000 options to purchase MDI shares at US$1.10 per share. The options vest at various rates through May 27, 2005 and expire at May 27, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

Exhibit No.:    Description:
------------    ----------------------------------------------------------------
3.1             Certificate of Incorporation of the Company (fka New Panoramic
                Care Manager, Inc.)(Incorporated by Reference to Exhibit 3.1 to
                Form 10-KSBA filed September 22, 2004)

3.2 Amendment of Certificate of Incorporation of the Company, in the form of Certificate of Merger of Panoramic Care Manager, Inc., a
                Colorado Corporation, into the Company (under the name New
                Panoramic Care Manager, Inc., a Delaware Corporation)(effected a merger with the Company as the surviving corporation, and changed the Company's name to Panoramic Care Systems, Inc.)
                (Incorporated by Reference to Exhibit 3.2 to Form 10-KSBA filed
                September 22, 2004)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company (name change from Panoramic Care Systems, Inc. to MDI
                Technologies, Inc.)(Incorporated by reference to Exhibit 3.3 to Form 10-KSBA filed September 22, 2004)

3.4             Bylaws of the Company (fka New Panoramic Care Manager,
                Inc.)(Incorporated by reference to Exhibit 3.4 To Form 10-KSBA filed September 22, 2004)

10.1            Lease dated October 23, 2000 between MDI Technologies, Inc. and
                WHWPP Real Estate Limited Partnership for property located at
                940 West Port Plaza, Suite 100, St. Louis, Missouri 63146.
                (Incorporated by reference to Exhibit 5.1 to Form 10-KSB filed
                April 16, 2001)

10.2            Lease Amendment No. 1 dated April 10, 2003 between WHWPP Real
                Estate Limited Partnership and MDI Technologies,
                Inc.(Incorporated by reference to Exhibit 10.1 to Form 10-KSBA filed September 22, 2004)

10.3            Lease Amendment No. 2 dated August 31, 2004 between WHWPP Real
                Estate Limited Partnership and MDI Technologies,
                Inc.(Incorporated by reference to Exhibit 10.3 to Form 10-KSBA filed September 22, 2004)

10.4            Employment Agreement between MDI Technologies, Inc. and Thomas
                Kerrigan. (Incorporated by reference to Exhibit 4.5 to Form
                10-KSB filed September 8, 2000)

10.5            Employment Agreement between MDI Technologies, Inc. and DiAnne
                Kerrigan. (Incorporated by reference to Exhibit 4.4 to Form
                10-KSB filed September 8, 2000)

10.6            Employment Agreement between MDI Technologies, Inc. and Todd
                Spence. (Incorporated by reference to Exhibit 4.3 to Form 10-KSB filed September 8, 2000)

10.7            First Amendment to Employment Agreement between MDI
                Technologies, Inc. and Todd Spence. (Incorporated by reference to Exhibit 10.7 to Form 10-KSBA filed September 22, 2004)

10.8            Second Amendment to Employment Agreement between MDI
                Technologies, Inc. and Todd Spence. (Incorporated by reference to Exhibit 10.8 to Form 10-KSBA filed September
                22, 2004)

10.9            Panoramic Care Manager, Inc. Stock Option Plan
                (1999)(Incorporated by reference to Exhibit 10.7 to Form SB-2 filed April 16, 1999)

10.10           Form of Employee's Option Agreement under the 1999 Stock Option
                Plan. (Incorporated by reference to Exhibit 10.10 to Form
                10-KSBA filed September 22, 2004)

10.11           MDI Technologies, Inc. 2003 Stock Option Plan As Amended June 9,
                2004. (Incorporated by reference to Exhibit 10.11 to Form
                10-KSBA filed September 22, 2004)

14              Code of Ethics

31.1            Certification of Chief Executive Officer pursuant to Rule
                15d-14(a) (filed herewith in accordance with Rule 12b-15).

31.2            Certification of Chief Financial Officer pursuant to Rule
                15d-14(a) (filed herewith in accordance with Rule 12b-15).

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

Reports on Form 8-K for the quarter ended December 31, 2004:

The Company filed a Current Report on Form 8-K on January 25, 2005, containing a press release announcing its financial results for the quarter and year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our Company for the fiscal years ended December 31, 2004 and 2003 by our principal accountant, Rubin, Brown, Gornstein & Co.,LLP, are as follows:

                        2004       2003
                       ------     ------
Audit Fees             56,100     42,500
Tax Fees                5,200      4,000
All Other Fees              -      6,250

"All Other Fees" are fees for assistance in the following matters: asset acquisition issues, software development items and Sarbanes-Oxley consultations.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Rubin, Brown, Gornstein & Co., LLP, as well as the fees charged by Rubin, Brown, Gornstein & Co., LLP for such services.

                                   SIGNATURES

Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MDI Technologies, Inc.

Date: April 12, 2005      By: /s/ Todd A Spence
                              -----------------
                              Todd A Spence
                              President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

SIGNATURES                   TITLE                                 DATE

/s/ Todd A. Spence                                               April 12, 2005
-------------------
Todd A. Spence            Director, President and CEO

/s/ DiAnne Kerrigan       Vice President - Sales and Director    April 12, 2005
-------------------
Di Anne Kerrigan

/s/ Thomas Kerrigan       Director                               April 12, 2005
--------------------
Thomas Kerrigan

/s/ Thomas K. Andrew      Chief Financial Officer, Treas.        April 12, 2005
--------------------
Thomas K. Andrew

/s/ Donna A. Boschert     Vice President                         April 12, 2005
---------------------
Donna A Boschert

/s/ Michael D. Trokey     Director                               April 12, 2005
---------------------
Michael D. Trokey

                             MDI TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

CONTENTS

                                                                 PAGE
INDEPENDENT AUDITORS' REPORT.................................


FINANCIAL STATEMENTS

     Consolidated Balance Sheet..............................        1

     Consolidated Statement Of Income........................        3

     Consolidated Statement Of Stockholders' Equity..........        4

     Consolidated Statement Of Cash Flows....................        5

     Notes To Consolidated Financial Statements..............   6 - 20

             Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
MDI Technologies, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of MDI Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 2, 2005, except for Note 18 as
    to which the date is March 21, 2005

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                      2004           2003
                                                                   ----------     ----------
                                     ASSETS

CURRENT ASSETS
   Cash                                                            $1,963,272     $1,988,816
   Restricted cash                                                         --        250,189
   Accounts receivable, net of allowance for uncollectible
      accounts of $130,000 in 2004 and $75,000 in 2003                786,643        933,668
   Prepaid income taxes                                               382,110             --
   Other current assets                                               142,946        100,093
   Deferred tax asset                                                      --        228,700
                                                                   ----------     ----------
         TOTAL CURRENT ASSETS                                       3,274,971      3,501,466

PROPERTY AND EQUIPMENT, NET                                           612,062        500,254

GOODWILL                                                              102,852             --

INTANGIBLES, NET                                                      654,600        736,265

OTHER ASSETS                                                          618,891        333,110
                                                                   ----------     ----------

                                                                   $5,263,376     $5,071,095
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                            $       --     $   92,501
   Deferred revenue                                                   327,772        631,741
   Accounts payable                                                   305,284        370,792
   Accrued expenses                                                   177,467        142,162
   Accrued profit sharing plan contribution                           106,026         99,326
   Deferred tax liability                                              12,156             --
   Contingent acquisition liability                                        --        101,148
                                                                   ----------     ----------
         TOTAL CURRENT LIABILITIES                                    928,705      1,437,670

DEFERRED TAX LIABILITY                                                348,284         83,000

DEFERRED COMPENSATION LIABILITY                                        84,677         80,807
                                                                   ----------     ----------

         TOTAL LIABILITIES                                          1,361,666      1,601,477
                                                                   ----------     ----------

See the accompanying notes to consolidated financial statements.

COMMITMENTS (NOTE 14)

STOCKHOLDERS' EQUITY
   Common stock: $.001 par value, 50,000,000 shares authorized,
      11,271,676 and 11,655,585 shares issued and outstanding             11,271         11,656
      at December 31, 2004 and 2003, respectively
   Additional paid-in capital                                          3,419,270      4,499,068
   Retained earnings (deficit)                                           471,169     (1,041,106)
                                                                     -----------   ------------
         TOTAL STOCKHOLDERS' EQUITY                                    3,901,710      3,469,618
                                                                     -----------   ------------

                                                                     $ 5,263,376   $  5,071,095
                                                                     ===========   ============

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                       FOR THE YEARS
                                                                     ENDED DECEMBER 31,
                                                               ------------------------------
                                                                  2004               2003
                                                               ------------      ------------
REVENUES                                                       $  9,777,518      $  8,695,142
                                                               ------------      ------------
OPERATING EXPENSES
  Operations and technical support                                2,245,764         1,966,650
  Sales and marketing                                             1,821,642         1,723,408
  Engineering                                                       722,009           655,102
  General and administrative                                      2,507,095         1,825,232
                                                               ------------      ------------
        TOTAL OPERATING EXPENSES                                  7,296,510         6,170,392
                                                               ------------      ------------

OPERATING INCOME                                                  2,481,008         2,524,750
                                                               ------------      ------------
OTHER INCOME (EXPENSE)
  Interest expense                                                   (2,524)           (7,027)
  Interest income                                                    22,821             7,618
                                                               ------------      ------------
        TOTAL OTHER INCOME (EXPENSE)                                 20,297               591
                                                               ------------      ------------

INCOME BEFORE TAXES                                               2,501,305         2,525,341

INCOME TAX PROVISION (BENEFIT)                                      989,030           (98,800)
                                                               ------------      ------------

NET INCOME                                                     $  1,512,275      $  2,624,141
                                                               ============      ============

EARNINGS PER SHARE - BASIC                                     $       0.13      $       0.23
                                                               ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC            11,387,313        11,618,501
                                                               ============      ============

EARNINGS PER SHARE - DILUTED                                   $       0.13      $       0.22
                                                               ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED          12,007,510        11,985,117
                                                               ============      ============

See the accompanying notes to consolidated financial statements.

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                               COMMON STOCK          ADDITIONAL     RETAINED          TOTAL
                                                         -----------------------      PAID-IN       EARNINGS      STOCKHOLDERS'
                                                            SHARES       AMOUNT       CAPITAL      (DEFICIT)         EQUITY
                                                         ------------   --------    -----------   ------------    -------------
BALANCE  - DECEMBER 31, 2002                              11,931,868    $11,931     $4,611,007    $(3,665,247)    $   957,691

EXERCISE OF STOCK WARRANTS                                   326,020        326        249,281             --         249,607

EXERCISE OF STOCK OPTIONS                                    132,697        133         38,099             --          38,232

PURCHASE AND RETIREMENT OF COMMON STOCK                     (735,000)      (734)      (446,219)            --        (446,953)

TAX BENEFIT OF NONQUALIFIED STOCK OPTIONS EXERCISED               --         --         46,900             --          46,900

NET INCOME                                                        --         --             --      2,624,141       2,624,141
                                                          ----------    -------     ----------    -----------     -----------

BALANCE  - DECEMBER 31, 2003                              11,655,585     11,656      4,499,068     (1,041,106)      3,469,618

EXERCISE OF STOCK WARRANTS                                   101,190        101        109,818             --         109,919

EXERCISE OF STOCK OPTIONS                                    113,301        113         23,867             --          23,980

PURCHASE AND RETIREMENT OF COMMON STOCK                     (598,400)      (599)    (1,213,483)            --      (1,214,082)

NET INCOME                                                        --         --             --      1,512,275       1,512,275
                                                          ----------    -------     ----------    -----------     -----------

BALANCE  - DECEMBER 31, 2004                              11,271,676    $11,271     $3,419,270    $   471,169     $ 3,901,710
                                                          ==========    =======     ==========    ===========     ===========

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        FOR THE YEARS
                                                                                      ENDED DECEMBER 31,
                                                                                 ----------------------------
                                                                                    2004              2003
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $ 1,512,275      $ 2,624,141
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                               293,849          193,724
         Deferred income taxes                                                       506,140          (98,800)
         Realization of acquired deferred revenue                                   (404,568)        (136,284)
         Bad debt reserve                                                             55,000           15,000
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                92,025         (365,576)
            Increase in prepaid income taxes                                        (382,110)              --
            Increase in other current assets and other assets                        (78,928)         (93,188)
            Increase in deferred revenue                                             100,599          185,128
            Increase (decrease) in accounts payable and accrued expenses             (23,503)           5,611
            Increase in deferred compensation                                          3,870           80,807
                                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,674,649        2,410,563
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                              (323,992)        (156,838)
   Payments for capitalized software development                                    (249,706)        (277,598)
   (Payments to) refunds from acquisition escrow account                             250,189         (250,189)
   Payments for Horizon Healthcare Technologies, LLC                                (204,000)        (114,000)
                                                                                 -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (527,509)        (798,625)
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                           --          180,500
   Payments on long-term debt                                                        (92,501)         (99,356)
   Proceeds from exercise of stock warrants                                          109,919          249,607
   Proceeds from exercise of stock options                                            23,980           38,232
   Purchase and retirement of common stock                                        (1,214,082)        (446,953)
                                                                                 -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                             (1,172,684)         (77,970)
                                                                                 -----------      -----------
NET (DECREASE) INCREASE IN CASH                                                      (25,544)       1,533,698

CASH - BEGINNING OF YEAR                                                           1,988,816          454,848
                                                                                 -----------      -----------

CASH - END OF YEAR                                                               $ 1,963,272      $ 1,988,816
                                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                 $     2,524      $     7,027
   Income taxes paid                                                                 865,000               --
                                                                                 -----------      -----------
   Noncash investing and financing activities (Note 17)
                                                                                 -----------      -----------

See the accompanying notes to consolidated financial statements.

                      MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

      CASH

      The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company maintained approximately $1,770,000 and $1,722,000 at December 31, 2004 and 2003,
respectively, in excess of the FDIC limit of $100,000. In 2003, restricted cash consisted of amounts held in an escrow account for potential future acquisition payments of Horizon Healthcare Technologies, Inc.

Notes to consolidated financial statements.

      ACCOUNTS RECEIVABLE

      Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable.

      PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost, less accumulated depreciation. Depreciation of equipment is computed using the straight-line method over each asset's estimated useful life, ranging from 3 to 10 years. Depreciation of property is computed using the straight-line method over the lesser of each asset's estimated useful life, ranging from 5 to 10 years or the lease term.

      SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed three years. There was no amortization charged to operations in 2004 or 2003 as the Company's capitalized software is not yet available for general release to customers.

      GOODWILL

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS-142), Goodwill and Other Intangible Assets. FAS-142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. FAS-142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. In accordance with FAS-142, the Company's goodwill balance will not be amortized; rather, it will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under SFAS 142 we perform an annual impairment test on goodwill balances. In performing impairment tests, we identify the reporting unit and its respective carrying value, estimate the fair value of the reporting unit, and compare the fair value to the carrying value of the reporting unit to determine if there is a potential impairment. If there is a potential impairment, we perform additional analysis to determine the amount of the impairment, if any, to be recorded. We perform our impairment test on December 31st of each year. In determining the fair value of our reporting unit, we used the public company market multiple method. We plan on continuing to perform our impairment test on December 31st of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

      INTANGIBLES

Notes to consolidated financial statements.

      The customer listing is amortized over a ten-year period, in accordance with FAS-142. Intangible assets with estimable useful lives are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company does not have any intangible assets with indefinite lives.

      IMPAIRMENT OF ASSETS

      If facts and circumstances suggests that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

      INCOME TAXES

      The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      ADVERTISING

      The Company expenses the costs of advertising as incurred. Advertising expense totaled $97,956 in 2004 and $77,332 in 2003.

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

                                                         2004              2003
                                                     -------------     -------------
Net income, as reported                              $   1,512,275     $   2,624,141
Deduct:  Total stock-based employee
    compensation determined under fair
    value based method for all awards, net of
    related tax effects                                     48,490           208,748
                                                     -------------     -------------

Pro forma net income                                 $   1,463,785     $   2,415,393
                                                     =============     =============

Earnings per share:

    Basic - as reported                              $        0.13     $        0.23
    Basic - pro forma                                         0.13              0.21

Notes to consolidated financial statements.

Diluted - as reported                                $        0.13              0.22
Diluted - pro forma                                           0.12              0.20

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

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement.

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

Notes to consolidated financial statements.

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

      Under the terms of the acquisition agreement, the Company was required to pay $3,000 for each Horizon customer converted to On-Line Advantage. There were no other payments required per the agreement. The Company had setup an escrow deposit account in the amount of $250,000 to fund the conversion fees owed to Horizon. The conversion fees were due October 15, 2004 for the conversions occurring before September 30, 2004. Any conversion fees in excess of the escrow deposit account will be due by the 15th day of the month following the month in which the excess fees were earned.

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

      As of December 31, 2004, the Company was able to convert 106 of the 200 Horizon customers from the customer listing. Total conversion fees paid to Horizon amounted to $318,000 as of December 31, 2004. The excess of the conversion fees paid over the contingent acquisition liability was recorded as goodwill in the amount of $102,852 in 2004.

4. ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

      Changes in the Company's allowance for uncollectible accounts for 2004 and 2003, were as follows:

             BALANCE AT         PROVISION               WRITE-OFFS             BALANCE
             BEGINNING        FOR UNCOLLECTIBLE           NET OF                AT END
YEAR          OF YEAR              ACCOUNTS             RECOVERIES             OF YEAR
----         ---------        -----------------         ----------             --------
2004         $ 75,000             $ 98,555               $(43,555)             $130,000
2003         $ 60,000             $ 68,210               $(53,210)             $ 75,000

Notes to consolidated financial statements.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of:

                                                     2004                  2003
                                                  ----------            ----------
Automobile                                        $   73,468            $   39,725
Furniture and fixtures                                38,040                38,040
Equipment                                          1,221,257               998,204
Leasehold improvements                               211,463               183,992
                                                  ----------            ----------
                                                   1,544,228             1,259,961
Less: Accumulated depreciation                       932,166               759,707
                                                  ----------            ----------

                                                  $  612,062            $  500,254
                                                  ==========            ==========

      Depreciation and amortization of property and equipment charged against income was $212,184 in 2004 and $173,989 in 2003.

6.    INTANGIBLE ASSETS

      Intangible assets consist of:

                                                     2004                  2003
                                                  ----------            ----------
AMORTIZED INTANGIBLE ASSETS:
Customer Listing                                  $  756,000            $  756,000
    Less:  Accumulated amortization                  101,400                19,735
                                                  ----------            ----------

                                                  $  654,600            $  736,265
                                                  ==========            ==========

      Amortization of intangible assets charged against income amounted to $81,665 in 2004 and $19,735 in 2003.

            The scheduled future amortization expense is as follows:

YEAR                              AMOUNT
----                             ---------
2005                             $  75,600
2006                                75,600
2007                                75,600
2008                                75,600
2009                                75,600
Thereafter                         276,600
                                 ---------

                                 $ 654,600
                                 =========

Notes to consolidated financial statements.                                   11

7.    OTHER ASSETS

      Other assets consist of:

                                                           2004         2003
                                                        ---------     ---------
Miscellaneous receivable                                $  36,075     $      --
Deposits                                                   21,539        21,539
Software development costs                                527,304       277,598
Cash surrender value of life insurance policies            33,973        33,973
                                                        ---------     ---------

                                                        $ 618,891     $ 333,110
                                                        =========     =========

8.    DEFERRED COMPENSATION

      In 2003, the Company entered into a deferred compensation agreement with a key executive. The agreement provides for certain payments to the key executive's spouse that become payable upon the death of the key executive if the key executive is still employed by the Company at that time. The Company accrues the present value of the future benefit payments to the spouse, which are $100,000 per year for five years after the date of death, over the period from the date of the agreement to the expected date of death. The Company recognized expense of $3,870 in 2004 and $80,807 in 2003 to accrue the present value of this deferred compensation liability. This liability will be accreted each year at a discount rate of 4.79% until its projected maturity date in 2040.

9.    LONG-TERM DEBT

      Long-term debt consists of a note payable with a former stockholder. Monthly installments of $7,919 include interest at 5%. The outstanding balance on the note payable as of December 31, 2003 was $92,501. The note payable was paid in full in 2004.

10.   NOTE PAYABLE

      The Company has a line-of-credit agreement with a bank. The line-of-credit agreement provides for borrowings up to $1,000,000 and matures in October 2005. Interest is payable monthly at the 30-day LIBOR rate plus 2.00% on all outstanding borrowings. The outstanding borrowings are collateralized by substantially all of the Company's assets and a personal guarantee from a stockholder of the Company of $200,000. There are no outstanding borrowings under this agreement as of December 31, 2004 and 2003.

Notes to consolidated financial statements.                                   12

11.   EARNINGS PER SHARE

      A reconciliation of the denominators of the basic and diluted per share computations is as follows:

                                                               2004                   2003
                                                            -----------            -----------
Weighted average number of common
 shares outstanding - basic                                  11,387,313             11,618,501

Effect of dilutive securities                                   620,197                366,616
                                                            -----------            -----------

Weighted average number of common shares
outstanding - diluted                                        12,007,510             11,985,117
                                                            ===========            ===========

12.   PROFIT SHARING AND 401(k) PLAN

      The Company has a profit sharing and 401(k) plan covering substantially all eligible employees. The plan provides for matching of employee contributions up to 2% of the participant's annual compensation. The Company, at the discretion of its Board of Directors, may elect to make a voluntary contribution in addition to the matching amount but not to exceed 4% of the participant's annual compensation. The Company contributed $135,130 and $93,260 to the plan in 2004 and 2003, respectively.

13.   INCOME TAXES

      Income tax provision (benefit) consists of:

                                                        2004            2003
                                                      --------       ---------
Current
     Federal                                          $615,000       $ 722,000
     State                                             117,890         115,000
                                                      --------       ---------
                                                       732,890         837,000
Utilization of net operating losses
     carried forward                                  (250,000)       (837,000)
                                                      --------       ---------
           Total current                               482,890               -
                                                      --------       ---------
Deferred
     Federal                                           413,350         (83,980)
     State                                              74,790         (14,820)
                                                      --------       ---------
           Total deferred                              506,140         (98,800)
                                                      --------       ---------
         Total                                        $989,030       $ (98,800)
                                                      ========       =========

Notes to consolidated financial statements.                                   13

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Notes to consolidated financial statements.                                   14

      The sources of temporary differences and their effect on deferred taxes are as follows:

                                                                    2004                  2003
                                                                 -----------            ----------
DEFERRED INCOME TAX ASSETS:
    Allowance for doubtful accounts                              $    52,300            $   28,500
    Net operating loss carry forwards                                     --               297,100
    Intangibles                                                           --                 5,000
    State income taxes                                                20,100                    --
    Deferred compensation                                             34,160                30,700
                                                                 -----------            ----------
                    DEFERRED INCOME TAX ASSETS                       106,560               361,300
                                                                 -----------            ----------

DEFERRED INCOME TAX LIABILITIES:
    Capitalized software development costs                          (212,200)             (105,500)
    Conversion to cash method for tax purposes                            --               (64,300)
    Intangibles                                                     (136,100)                   --
    Accrued vacation                                                 (20,000)                   --
    Prepaid expenses                                                 (44,500)              (32,600)
    Property and equipment                                           (54,200)              (13,200)
                                                                 -----------            ----------
                 DEFERRED INCOME TAX LIABILITIES                    (467,000)             (215,600)
                                                                 -----------            ----------

NET DEFERRED INCOME TAX ASSET (LIABILITY)                        $  (360,440)           $  145,700
                                                                 ===========            ==========

      The net deferred income tax asset is made up of the following:

                                                                    2004                   2003
                                                                 -----------            ----------
Net current deferred income tax asset                            $        --            $  228,700
Net current deferred income tax liability                            (12,156)                   --
Net long-term deferred income tax liability                         (348,284)              (83,000)
                                                                 -----------            ----------

Net deferred income tax asset (liability)                        $  (360,440)           $  145,700
                                                                 ===========            ==========

      The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                    2004         2003
                                                                    ----         ----
Income taxes at statutory rates                                      34%          34%
State income taxes, net of federal
    income taxes                                                      4            4
Nondeductible expenses and other                                      2            4
Realization of deferred tax asset valuation
    allowance                                                        --          (46)
                                                                    ---          ---

Income tax provision (benefit)                                       40%          (4)%
                                                                    ===          ===

      The Company had net operating loss carry forwards at December 31, 2003 of approximately $622,000 available through 2021. These net operating loss carry forwards were fully utilized in 2004.

Notes to consolidated financial statements.                                   15

14.   COMMITMENTS

      LEASES

      The Company leases office space under an operating lease with its term expiring in December 2010. The lease requires additional payments covering taxes, insurance and other common area costs. In addition, the Company rents various office equipment under operating leases expiring through 2009. Rent expense under all of these leases was $301,851 in 2004 and $291,517 in 2003.

      The scheduled future minimum lease payments as of December 31, 2004 are as follows:

YEAR                              AMOUNT
----                            ----------
2005                            $  296,811
2006                               302,811
2007                               308,811
2008                               311,451
2009                               317,451
Thereafter                         323,451
                                ----------

                                $1,860,786
                                ==========

      EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain officers that require annual salary levels with specified termination benefits should a termination occur. The agreements renew automatically every year until terminated. Annual compensation required by the employment agreements is $525,000.

15.   STOCK OPTIONS AND WARRANTS

      STOCK OPTION PLAN

      The Company has a stock option plan (the Plan) to provide directors, officers and other key employees options to purchase a maximum of 2,280,000 shares of the Company's stock. Under the terms of the Plan, the Plan committee may grant officers and employees, "incentive stock" options, as defined by the Internal Revenue Code and the Board may award non-qualified options to non-employee directors. The purchase price of the shares subject to an option will be the market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of the grant, the purchase price shall be at least 110% of the fair market value at the date of the grant. The exercise term shall be no longer than five years from the date of the grant. Option vesting is determined upon each issuance.

      THE FOLLOWING SUMMARIZES INFORMATION ABOUT THE STOCK OPTIONS OUTSTANDING:

Notes to consolidated financial statements.                                   16

                                                                                              WEIGHTED
                                                                            RANGE OF           AVERAGE
                                                      NUMBER OF             EXERCISE          EXERCISE
                                                       OPTIONS                PRICE             PRICE
                                                      ---------          --------------     ------------
OPTIONS OUTSTANDING - JANUARY 1, 2003                   751,583          $  0.21 - 4.25     $       0.59

OPTIONS GRANTED                                         500,000             0.84 - 1.10             0.89

OPTIONS EXERCISED                                      (132,697)            0.21 - 1.00             0.30

OPTIONS CANCELLED                                      (112,144)            0.21 - 1.00             0.92
                                                      ---------          --------------     ------------

OPTIONS OUTSTANDING - DECEMBER 31, 2003               1,006,742             0.21 - 4.25             0.67

OPTIONS EXERCISED                                      (113,301)            0.21 - 0.22      0.21 - 0.22

OPTIONS CANCELLED                                       (29,167)                   4.25             4.25
                                                      ---------          --------------     ------------

OPTIONS OUTSTANDING - DECEMBER 31, 2004                 864,274          $  0.21 - 1.10     $       0.61
                                                      =========          ==============     ============

      The following summarizes information about the stock options outstanding at December 31, 2004:

                                 REMAINING
EXERCISE             NUMBER     CONTRACTUAL        OPTIONS
 PRICE            OUTSTANDING   LIFE (YEARS)     EXERCISABLE
--------          -----------   ------------     -----------
$ 0.21              300,000         0.8            300,000
  0.22               64,274         1.1             64,274
  0.84              400,000         2.1            400,000
  1.10              100,000         2.5             75,000
                    -------                        -------
                    864,274                        839,274
                    =======                        =======

Notes to consolidated financial statements.                                   17

      The pro forma amounts reflected above are not representative of the effects on reported net income because, in general, the options granted typically do not vest for several years and additional awards are made each year. The weighted-average fair value of options at date of grant for options granted during 2003 was $0.53 per option. There were no options or warrants granted in 2004. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                     2003
                                                  -----------
Dividend yield                                             --

Range of expected lives                               4 years

Expected volatility                               131 and 125%

Risk-free interest rate                           1.5 and 1.8%

      The following summarizes information about the Company's stock warrants outstanding:

                                                      NUMBER        WEIGHTED AVERAGE
                                                     OF SHARES       EXERCISE PRICE
                                                     ---------      ----------------
WARRANTS OUTSTANDING -
    JANUARY 1, 2003                                  1,038,540           $ 2.09

WARRANTS EXERCISED                                    (326,020)            1.33

WARRANTS FORFEITED                                    (286,520)            2.25
                                                     ---------           ------
WARRANTS OUTSTANDING -
    DECEMBER 31, 2003                                  426,000             3.04

WARRANTS EXERCISED                                    (101,190)            1.09

WARRANTS FORFEITED                                     (24,810)            1.04
                                                     ---------           ------

WARRANTS OUTSTANDING -
    DECEMBER 31, 2004                                  300,000           $ 3.86
                                                     =========           ======

Notes to consolidated financial statements.                                   18

      The following summarizes information about the stock warrants outstanding at December 31, 2004:

  WEIGHTED                           REMAINING
AVG. EXERCISE         NUMBER        CONTRACTUAL       WARRANTS
    PRICE          OUTSTANDING      LIFE (YEARS)     EXERCISABLE
-------------      -----------      ------------     -----------
   $3.86             300,000           0.8             300,000
                     -------                           -------

                     300,000                           300,000
                     =======                           =======

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

      LONG-TERM DEBT

      The carrying amount of other long-term debt has been discounted to its present value.

      DEFERRED COMPENSATION LIABILITY

      The carrying amount of deferred compensation liability has been discounted to its present value.

                                                    2004                      2003
                                             ------------------       --------------------
                                             CARRYING    FAIR         Carrying      Fair
                                              VALUE      VALUE          Value       Value
                                             --------   -------       --------     -------
FINANCIAL LIABILITIES
    Line of credit                           $     --   $    --       $     --     $    --
    Long-term debt                                 --        --         92,501      92,501
    Deferred compensation liability            84,677    84,677         80,807      80,807

17.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      The Company incurred the following noncash investing activities in connection with its acquisition of Horizon Healthcare Technologies, LLC.

Notes to consolidated financial statements.                                   19

      - Purchase accounting resulted in the Company recording the fair values of a customer listing ($756,000), acquired deferred revenue ($540,852) and a contingent acquisition liability ($215,148).

      - Subsequent to the acquisition date, the Company provided services under its acquired deferred revenue obligations and accordingly recognized revenue of $136,284 in 2003 and $405,568 in 2004 for which the Company received no cash.

      In 2003, the Company recorded a deferred tax asset and additional paid in capital of $46,900 in connection with the tax benefit of nonqualified stock options exercised in 2003.

18.   SUBSEQUENT EVENTS

      On January 24, 2005 the Board of Directors declared a $0.05 cash dividend payable February 23, 2005 to shareholders of record at February 7, 2005. The estimated dividend payable will be approximately $577,000.

      In February 2005, the Company settled a copyright infringement, misappropriation of trade secrets, unfair competition, negligent misrepresentation, breach of contract and breach of express warranty litigation with a former customer. Under the terms of the settlement the Company will receive $309,700, payable on a scheduled basis during 2005. Legal fees incurred in 2004 amounted to $135,000 and $25,000 through March 15, 2005.

Notes to consolidated financial statements.                                   20