Form 10QSB
period 2005-03-31
MDI TECHNOLOGIES INC
filed 2005-05-16
CIK 1082575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[XX]- Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934
      For the Quarterly Period Ended March 31, 2005
      Commission File Number 333-76427

[-] - Transition Report under Section 13 or 15(d) of The Exchange Act of 1934
      For the Transition Period from -
      Commission File Number -

                             MDI Technologies, Inc.
                            -----------------------
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

                                 (314) 439-6400
                                ----------------
                          (Issuer's telephone number)

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

The number of shares outstanding of the Registrant's $.001 par value common stock on May 13, 2005 was 11,498,776 shares.

Transitional Small Business Disclosure format (check one): Yes [ ] No [XX]

                             MDI TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                              3-9

        Item 2. Management's Discussion and Analysis                             9-10

        Item 3. Controls and Procedures                                            11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                  11

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        11

        Item 3. Defaults Upon Senior Securities                                    11

        Item 4. Submission of Matters to a Vote of Security Holders                11

        Item 5. Other Information                                                  11

        Item 6. Exhibits and Reports on Form 8-K                                   11

        Signatures                                                                 11

        Exhibits                                                                   11

        Certifications                                                          14-17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MDI Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                           (Unaudited)
                                                          March 31, 2005    Dec. 31, 2004
ASSETS

CURRENT ASSETS

Cash                                                       $  2,107,843     $   1,963,272
Accounts receivable, net                                        906,002           786,643
Other current assets                                            109,891           142,946
Prepaid income taxes                                             97,785           382,110
                                                           ------------     -------------
     Total Current Assets                                     3,221,521         3,274,971

PROPERTY AND EQUIPMENT, at cost                               1,571,791         1,544,228
    Less Accumulated depreciation                              (981,833)         (932,166)
                                                           ------------     -------------
     Total Property and Equipment, net                          589,958           612,062

GOODWILL                                                        102,852           102,852

INTANGIBLES, NET                                                629,165           654,600

OTHER ASSET                                                     652,623           618,891
                                                           ------------     -------------

    TOTAL ASSETS                                           $  5,196,119     $   5,263,376
                                                           ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                      $    693,508     $     600,933
Deferred revenue                                                253,577           327,772
                                                           ------------     -------------
         Total Current Liabilities                              947,085           928,705

DEFERRED TAX LIABILITY                                          358,115           348,284

DEFERRED COMPENSATION LIABILITY                                  85,691            84,677

STOCKHOLDERS' EQUITY

Common stock, par value of $.001 per share, 50,000,000
 shares authorized, 11,533,776 shares at March 31, 2005
 and 11,271,676 at December 31, 2004 issued
 and outstanding                                                 11,533            11,271
Additional paid-in capital                                    3,412,257         3,419,270
Retained Earnings                                               381,438           471,169
                                                           ------------     -------------
                                                              3,805,228         3,901,710

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  5,196,119     $   5,263,376
                                                           ============     =============

     The accompanying notes are an integral part of the financial statements

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                           MARCH 31, 2005                 MARCH 31, 2004
REVENUES
  ASP and Support Revenues                   $  1,654,417                 $  1,573,816
  Shrink Wrap Sales                               801,883                    1,107,543
  Training Fees                                    91,452                       85,101
                                             ------------                 ------------
     Total Revenue                              2,547,752                    2,766,460

OPERATING EXPENSES
  Operations and technical support                565,489                      542,369
  Sales and marketing                             484,409                      471,062
  Engineering                                     167,898                      173,736
  General and administrative                      621,970                      650,352
                                             ------------                 ------------

     Total Operating Expenses                   1,839,766                    1,837,699

OPERATING INCOME                                  707,986                      928,761

OTHER INCOME (EXPENSE)
  Interest income                                  11,197                        3,392
  Interest expense                                      0                       (1,062)
  Other income                                     50,000                            0
                                             ------------                 ------------
                                                   61,197                        2,330
                                             ------------                 ------------

INCOME BEFORE INCOME TAXES                        769,183                      931,091

INCOME TAX PROVISION                             (282,000)                    (353,815)
                                             ------------                 ------------

NET INCOME                                   $    487,183                 $    577,276
                                             ============                 ============

NET INCOME PER SHARE-BASIC                   $       0.04                 $       0.05
NET INCOME PER SHARE-DILUTED                 $       0.04                 $       0.05
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ISSUED AND OUTSTANDING-
  BASIC                                        11,434,977                   11,582,075
  DILUTED                                      11,613,966                   12,037,814

    The accompanying notes are an integral part of the financial statements.

                     MDI TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                  (UNAUDITED)

                                                                  ADDITIONAL
                                         COMMON STOCK              PAID-IN         RETAINED       STOCKHOLDERS'
                                    Shares          Amount         CAPITAL         EARNINGS          EQUITY
                                  ----------       --------       ----------       --------       -------------
Balance, December 31, 2004        11,271,676        $11,271       $3,419,270       $ 471,169        $3,901,710

Exercise of Stock Warrants
 and Stock Options                   300,000            300           62,700                            63,000

Purchase and Retirement of
  Treasury Stock                     (37,900)           (38)         (69,713)                          (69,751)

Dividend Paid                                                                       (576,914)         (576,914)

Net Income                                                                           487,183           487,183
                                  ----------        -------       ----------       ---------        ----------

Balance, March 31, 2005           11,533,776        $11,533       $3,412,257       $ 381,438        $3,805,228
                                  ==========        =======       ==========       =========        ==========

    The accompanying notes are an integral part of the financial statements.

                      MDI Technologies Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       FOR THREE MONTHS ENDED MARCH 31,
                                                           2005                2004
                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $    487,183        $    577,276

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            75,102              71,730
    Realization of acquired deferred revenue                      -            (134,543)
    Provision for doubtful accounts                          10,000               5,000
    Deferred taxes                                           (2,325)            353,815
    Change in assets and liabilities:
       Increase in accounts receivable                     (129,359)            (72,176)
      (Increase)decrease in prepaid expenses
          and other assets                                   26,937              (1,313)
       Decrease in prepaid income taxes                     284,325                   -
       Increase in accounts payable and
         accrued liabilities                                 30,536             154,157
       Increase in deferred compensation                      1,014                 704
                                                       ------------        ------------
Net cash provided by operating activities                   783,413             954,650
                                                       ------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of equipment                                    (27,563)            (99,194)
   Payments for capitalized software development            (27,614)           (125,329)
   Payments for Horizon Healthcare Technologies                   -             (48,000)
                                                       ------------        ------------
Net cash used in investing activities                       (55,177)           (272,523)
                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                     -             (22,694)
   Purchase of treasury stock                               (69,751)           (514,300)
   Exercise of stock options and warrants                    63,000             113,096
   Dividend payment                                        (576,914)                  -
                                                       ------------        ------------
Net cash used in financing activities                      (583,665)           (423,898)
                                                       ------------        ------------

NET INCREASE IN CASH                                        144,571             258,229

CASH - BEGINNING OF PERIOD                                1,963,272           1,988,816
                                                       ------------        ------------

CASH - END OF PERIOD                                      2,107,843           2,246,732
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

The accompanying consolidated interim financial statements include the accounts of MDI Technologies, Inc. and its wholly owned subsidiary, MDI Technologies, Inc., a Missouri corporation formerly known as Management Data, Inc., (collectively the "Company") and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. The consolidated balance sheets as of March 31,2005 and the consolidated statements of operations for the three months ended March 31,2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31,2005 and 2004, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31,2005 and the consolidated results of operations and consolidated statement of cash flows for the periods presented. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

2. REVENUE RECOGNITION

The Company's revenue is derived from the sale and licensing of computer software and from service revenues consisting of ASP (Application Service Provider) data hosting, maintenance and support of systems, training and consulting. License fees are recognized when the license agreement has been signed, the software has been shipped, the fees are fixed and determinable and collection is probable. Revenue from the data hosting, software maintenance and support and training and consulting is recognized ratably over the contract period or when the service has been provided, these items are billed monthly at the time the service/support is due from the customer for the current month's service and is due 30 days from billing. The Company establishes a reserve for collectability of that maintenance and support receivable. All costs associated with licensing, ASP services, support and update services, training and consulting services are expensed as incurred.

There are no customers that make up 10% or more of our revenues or accounts receivable.

3. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the net income by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, dilutive securities are not included when the effect is anti-dilutive.

Options to employees, directors and consultants to purchase 564,274 shares of common stock and warrants to purchase 300,000 shares of common stock were outstanding as of March 31, 2005. Options for 564,274 shares (no warrants applicable) were included in the calculation of diluted earnings per share for the three months ended March 31,2005.

Options to employees, directors and consultants to purchase 992,296 shares of common stock and warrants to purchase 310,590 shares of common stock were outstanding as of March 31, 2004. Options for 963,129 shares and warrants for 10,590 shares were included in the calculation of diluted earnings per share for the three months ended March 31, 2004.

4. STOCK OPTIONS

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

                                                 Three Months Ended March.31,
                                                 ----------------------------
                                                     2005           2004
                                                   --------       --------
Net income, as reported                            $487,183       $577,276
Deduct: Total stock based employee compensation
        expense determined under fair value
        based method for all awards                   5,115         20,605
                                                   --------       --------
Pro forma net income                               $482,068       $556,671
                                                   ========       ========
Earnings per share:
Basic -   as reported                              $   0.04       $   0.05
Basic -   pro forma                                $   0.04       $   0.05
Diluted - as reported                              $   0.04       $   0.05
Diluted - pro forma                                $   0.04       $   0.05

5. LAWSUIT SETTLEMENT

In February 2005, the Company settled a copyright infringement, misappropriation of trade secrets, unfair competition, negligent misrepresentation, breach of contract and breach of express warranty litigation with a former customer. Under the terms of the settlement the Company will receive $309,700, payable on a scheduled basis during 2005. $220,000 of the settlement was awarded for damages relating to the copyright infringement, misappropriation of trade secrets, unfair competition, negligent misrepresentation, and breach of warranty. This portion of the settlement will be payable in two installments of $50,000 in March and April 2005 and 6 monthly installments of $20,000 to be paid starting May 2005. The damages will be recognized as Other Income as payments are received. The remainder of the settlement of $89,700 is for license fees for 2005 and will be payable in monthly installments of $17,970 starting March 2005. The license fee will be recognized as Shrink Wrap sales as payments are received. Legal fees incurred in 2004 amounted to $135,000 and $25,000 through March 31, 2005 relating to the settlement.

6. TENDER OFFER - LGI ACQUISITION, INC.

On April 29, 2005. LGI Acquisitions, Inc. a wholly owned subsidiary of Logibec Groupe Informatique, LTD., a Canadian corporation which specializes in the development, marketing, implementation and support of information systems for the health and social services industry tendered an offer price of US$2.40 per share for the shares of MDI Technologies, Inc. until June 3, 2005, 4:00 PM ETD, for the offeror to acquire all of the issued and outstanding shares calculated on a fully diluted basis at the Expiration Time.

The MDI Board of Directors has engaged Clarus Securities, Inc. (the "Advisor")to provide the Special Committee of the Company's Board of Directors with a Fairness Opinion/Valuation in respect of the Offer. However, the Advisor has not yet provided the Special Committee with its Fairness Opinion. Accordingly, the Board of Directors has unanimously determined to make no recommendation to shareholders at this time to either accept or reject the Offer.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company is continuing to expand its market share of long term care facilities customers and the transition to an Application Service Provider (ASP) model for delivering the accounting and clinical software used by these customers. The facilities under contract currently exceed 1,600 in number, of which 410 are using the ASP services. The ASP usage is an increase of 31 from the previous quarter due to customer additions.

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED
                     TO THE THREE MONTHS ENDED MARCH 31,2004

Net revenues for the three months ended March 31,2005 decreased to $2,548,000 from $2,766,000 for the three months ended March 31, 2004. This decrease of $218,000 (8%) was primarily comprised of increased recurring revenues of $88,000 (5%) from support and ASP services which is a result of having more software sites installed compared with the previous period, net of a decrease in "shrink wrap" sales of $306,000 (29%) compared with the previous period. The previous period, the three months ended March 31, 2004, included two larger multi facility groups making a one-time purchase of approximately $560,000. Training fee revenue increased $6,000 during the period due to increased off-site training given and the sale of E.Training materials.

Operations and Technical Support expense for the three months ended March 31, 2005 increased $23,000 from the three months ended March 31, 2004. This increase is comprised of $45,000 of increased wage related costs and $32,000 decreases in other costs.

Sales and Marketing expense for the three months ended March 31, 2005 remained relatively the same as compared with the three months ended Match 31, 2004 with increases in wage related costs offset by decreases in reseller fees for the period.

Engineering expense for the three months ended March 31,2005 decreased by $6,000 from the three months ended March 31, 2004. This decrease was primarily due to $22,000 of wages for software development being capitalized for the three months ended March 31, 2005 and none capitalized for the months ended March 31, 2004, the less other minor departmental increases of $16,000.

General and administrative costs for the three months ended March 31,2005 decreased by $28,000 from three months ended March 31, 2004. This decrease is due to decreased wage related and benefit items of $20,000, and decreases insurance in other general costs of $8,000.

Other income increased $59,000 due to a $50,000 initial payment received as a result of a successful lawsuit against a former customer and $9,000 increased interest earned on invested funds. The settlement agreement calls for an additional $241,880 to be received through October 2005.

The net income of $487,000 for the three months ended March 31,2005 compared to $577,000 for the three months ended March 31,2004, reflects a decrease of $90,000. Despite the "shrink wrap" revenue decrease of $306,000 the recurring revenue increase and the overall minimal expense increases reduced the impact of the "shrink wrap" revenue change.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2005 the Company repurchased 37,900 of its shares through its issuer bid that expired on April 29, 2005, at a cost of $69,751. In April 2005, the Company initiated its fourth issuer bid to purchase up to 739,088 shares. The bid will terminate in April 2006 or at such earlier time as the Company may decide.

During the three months ended March 31, 2005 there were 300,000 options exercised for which the Company received a total of $63,000.

The Company, at March 31, 2005, has 564,274 stock options and 300,000 warrants outstanding. The options and warrants are exercisable at prices ranging from $.22 - $3.86 per share. If all vested options and warrants, that were then "in the money" were exercised, the Company would receive approximately $432,000, which would be available to the Company as working capital.

CASH FLOW

During the three months ended March 31, 2005, cash increased by $145,000. Net cash provided by operating activities for the three months ended March 31, 2005 was $783,000 compared to $954,000 for the three months ended March 31, 2004. This decrease of $171,000 was due to a decrease in the net income for the period in addition to changes in accounts receivable and liability balances.

Net cash used in investing activities for the three months ended March 31, 2005 was $55,000 compared to $273,000 for the three months ended March 31, 2004. The funds used for the three months ended March 31, 2005 were for office and ASP equipment of $28,000 and software development expenditures of $28,000. The cash used in investing activities for the three months ended March 31, 2004 was for office and ASP equipment of $99,000 and software development expenditures of $125,000 and $48,000 towards the Horizon Healthcare Technologies purchase liability.

Net cash used in financing activities was $584,000 for the three months ended March 31, 2005 compared to $424,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005 funds were used for: the payment of a $.05 per share cash dividend amounting to $576,914, the purchase of 37,900 shares of MDI's common stock for $69,751 under the Company's "Issuer Bid" and also $63,000 was received from the exercise of stock options. During the three months ended March 31, 2004 funds were used for: debt payments of $22,694 on a $180,500 promissory note for the purchase of 475,000 MDI shares from a former MDI director, and the purchase of 286,400 shares of the Company's common stock for $514,300 under the Company's "Issuer Bid". There was also $113,000 received from the exercise of stock options and warrants.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under Securities Exchange Act of 1934 (The Exchange Act) as of March 31, 2005 (the Evaluation date). Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

In addition, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or as reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In February 2005, the Company settled a copyright infringement, misappropriation of trade secrets, unfair competition, negligent misrepresentation, breach of contract and breach of express warranty litigation with a former customer. Under the terms of the settlement the Company will receive $309,700, payable on a scheduled basis during 2005. Legal fees incurred in 2004 amounted to $135,000 and $25,000 through March 31, 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a) and (b) and (c) and (d) Not applicable

(e) Repurchases of common stock during the quarter were as follows:

                                         Accumulated Number
             # Of       Avg. Price      Shares Purchased As     Maximum Number
            Shares         Paid          Part Of Publicly     Of Shares That May
  Period   Purchased    Per Share        Announced Program     Yet Be Purchased
---------  ---------    ----------      --------------------  ------------------
Jan. 2005     4,500     $     1.55             273,200              357,950
Feb. 2005         0     $        -             273,200              357,950
Mar. 2005    10,000     $     1.58             283,200              347,950

Note: The above dates are the actual purchase dates, there is a period of time subsequent to this date until the shares are cancelled by the transfer agent and the reduced shares reflected on the books of the Company,

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)Exhibits: Exhibits required as part of this report are listed in the index appearing on page 15

(b)Reports on Form 8-K
On April 27, 2005 the Company filed a current report on Form 8-K reporting under items 7 and 9, announcing the preliminary financial results for the quarter ended March 31, 2005.

On May 13, 2005 the Company filed a current report on Form 8-K reporting under item 8, announcing that LGI Acquisition, Inc. has made an unsolicited offer for all of the Company's outstanding shares for a consideration of US$2.40 per share cash and that an interim report is being mailed to shareholders on May 13, 2005 advising shareholders not to tender their shares until a final recommendation from the Board of Directors is announced.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizes.

MDI Technologies, Inc.

/s/ Todd A. Spence                                             May 13, 2005
------------------------------------                           ------------
Todd A. Spence                                                     Date
Chairman of the Board, President and
Chief Executive Officer

/s/ Thomas K. Andrew                                           May 13, 2005
------------------------                                       ------------
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